Form 10-Q
period 2021-09-30
OmniLit Acquisition Corp.
filed 2021-12-17
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-41034

OMNILIT ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0816957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, Suite #500

Miami Beach, FL 33139

(Address of principal executive offices)

(786) 750-2820

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	OLITU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	OLIT	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	OLITW	The Nasdaq Stock Market LLC

Indicate by check mark whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 17, 2021, there were 14,375,000 shares of Class A common stock, par value $0.0001 per share and 4,791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OMNILIT ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

OMNILIT ACQUISITION CORP.

CONDENSED BALANCE SHEET

As of September 30, 2021 (unaudited)

September 30, 2021

Assets
Current assets:
Cash on hand	$528,900
Total current assets	528,900

Deferred offering costs	183,095
Total assets	$711,995

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued offering costs	$23,000
Note payable- related party	300,000
Advances due - related party	363,995
Total current liabilities	686,995

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding (1)(2)	479
Additional paid-in capital	24,521
Accumulated deficit	-
Total stockholders’ equity	25,000
Total liabilities and stockholders’ equity	$711,995

(1)	This number includes an aggregate of up to 625,000 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option was exercised in full or in part by the underwriters (see Note 3).
(2)	On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split of its Class B common stock, so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. Shares have been retroactively restated to reflect this transaction (see Note 8).

The accompanying notes are an integral part of these financial statements.

OMNILIT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2021 and for the Period from May 20, 2021 (Inception) through
September 20, 2021

(unaudited)

	For the period from May 20, 2021 (inception) through September 30, 2021	For the three months ended September 30, 2021

General and administrative expenses	$-	$-
Net loss	$-	$-

Weighted average shares outstanding, basic and diluted (1)	4,166,667	4,166,667

Basic and diluted net loss per share	$-	$-

(1)

This number excludes an aggregate of up to 625,000 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option was exercised in full or in part by the underwriters (see Note 3).

The accompanying notes are an integral part of these financial statements.

OMNILIT ACQUISITION CORP.

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Months Ended September 30, 2021 and for the Period from May 20, 2021 (Inception) through
September 20, 2021

(unaudited)

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance – May 20, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	4,791,667	479	24,521	-	25,000
Net loss	-	-	-	-	-
Balance – June 30, 2020	4,791,667	$479	$24,521	$-	$25,000
Net loss	-	-	-	-	-
Balance – September 30, 2020	4,791,667	$479	$24,521	$-	$25,000

(1)

This number includes an aggregate of up to 625,000 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option was exercised in full or in part by the underwriters (see Note 3).

(2)

On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split of its Class B common stock, so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. Shares have been retroactively restated to reflect this transaction (see Note 8).

The accompanying notes are an integral part of these financial statements.

OMNILIT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Period From May 20, 2021 (Inception) Through September 30,2021

(unaudited)

For the period from May 20, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net loss	$-

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from notes-payable to related party	300,000
Proceeds from advances from related party	363,995
Payments of deferred offering costs associated with initial public offering	(160,095)
Net cash provided by financing activities:	528,900

Net increase in cash	528,900
Cash, beginning of period	-
Cash, end of period	$528,900

Supplemental disclosure of noncash operating and financing activities:
Deferred offering costs included in accrued expenses	$23,000

The accompanying notes are an integral part of these financial statements.

OMNILIT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

OmniLit Acquisition Corp. (the “Company”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has selected December 31 as its fiscal year end.

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering.

The registration statements for the Initial Public Offering (the “Registration Statement”) were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2021. On November 12, 2021, the Company completed its initial public offering (the “Initial Public Offering” or “IPO”) of 14,375,000 units (“Units”), including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000 which is discussed in Note 3. Each Unit consists of one share of Class A common stock, and one-half of a redeemable warrant, with each whole warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of 6,201,750 warrants to OmniLit Sponsor LLC, a Delaware limited liability company and the Company’s sponsor (the “Sponsor”), 575,000 warrants to Imperial Capital, LLC, a Delaware limited liability company (“Imperial Capital”), and 143,750 warrants to I-Bankers Securities, Inc., a Texas corporation (“I- Bankers”), (together, the “Private Placement Warrants”), each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,920,500, which is described in Note 4.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating the Business Combination. Transaction costs amounted to $8,222,150, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $315,900 of other offering costs. In addition, $1,579,046 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing of an agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect the Business Combination.

Upon the closing of the Initial Public Offering, a total of $146,625,000 ($10.20 per Unit) of the net proceeds from the IPO and the Private Placement was deposited in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation; and (c) the redemption of the Company’s public shares if the Company is unable to complete the Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering, if the Company extend the period of time to consummate a business combination, as described in more detail in our final prospectus filed with the SEC on November 10, 2021 (the “Prospectus”)), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association.

In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Given that the public shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of shares of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC 470-20. The public shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize this change immediately.

The Company has 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering, if the Company extends the period of time to consummate a business combination, as described in more detail in the Prospectus) to consummate the Business Combination (the “Combination Period”). However, if the Company is unable to complete the Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes obligations and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement of which the Prospectus forms a part, and then seek to dissolve and liquidate.

The Sponsor, officers, and directors have agreed: (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and public shares in connection with the completion of the Business Combination; (ii) to waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within the Combination Period, as more fully set out in the Registration Statement and Prospectus. In addition, the Company’s Sponsor has agreed to vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, or business-combination agreement, reduce the amount of funds in the Trust Account to below the lesser of: (i) $10.20 per public share; and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Going Concern Consideration

As of September 30, 2021, the Company had $528,900 in cash and a working capital deficiency of $158,095 (excluding deferred offering costs). Management has subsequently raised additional funds for operations through an IPO as discussed in Note 3.

The Company’s liquidity needs through September 30, 2021 were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and Advances and a Loan from the Sponsor of $363,995 and $300,000, respectively (as defined in Note 5). The Company repaid the Loan and the Advances in full on November 24, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there was no amount outstanding for Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“ US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that have been charged to stockholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering have proven to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of Class A common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 625,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more- likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to potential income tax examinations by federal and state taxing authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be de minimis for the period from May 20, 2021 (inception) through September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020- 06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

NOTE 3 — INITIAL PUBLIC OFFERING

As discussed in Note 8, on November 12, 2021, the Company completed its IPO of 14,375,000 units, including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one share of Class A common stock, and one-half of a redeemable warrant, with each whole warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

NOTE 4 — PRIVATE PLACEMENT

As discussed in Note 8, simultaneous with the closing of the IPO, the Company completed the Private Placement of an aggregate of 6,920,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $6,920,500. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account.

The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering, except that the Private Placement Warrants: (i) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Business Combination; and (ii) are entitled to registration rights.

NOTE 5 — RELATED PARTY TRANSACTIONS

Related Party Payables

Since our inception our Sponsor has advanced an aggregate of $363,995 on our behalf to cover certain expenses (the “Advances”). The Advances were repaid upon the consummation of the Initial Public Offering from funds not held in the Trust Account.

Promissory Note — Related Party

On June 10, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. In July, 2021, $300,000 was advanced to the Company in accordance with the terms of the agreement (the “Loan”). The Loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the Initial Public Offering. The Loan was repaid upon the closing of the Initial Public Offering from funds not held in the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

The Company has until 15 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may, but is not obligated to, by resolution of the Company’s board of directors, extend the period of time to consummate a Business Combination by an additional three months up to twice (for a total of up to 21 months to complete a Business Combination) if such extension is requested by the Sponsor. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the Initial Public Offering, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,250,000, or up to $1,437,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. Such payment would be made in the form of a loan. Such loan will be non-interest bearing and payable upon the consummation of the Company’s Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amount out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Company will only be able to extend the period of time to consummate a Business Combination by an additional three months twice (for a total of six months), and public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. The Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for the Company to complete a Business Combination, but the Sponsor is not obligated to extend such time.

Founder Shares

On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our Sponsor (up to 625,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) (the “Founder Shares”). On September 27, 2021 our Sponsor forfeited 718,750 Founder Shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split on our Founder Shares and as a result holds 4,791,667 Founder Shares for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share, in connection with formation. The Founder Shares include an aggregate of up to 625,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares represent 25.0% of the Company’s issued and outstanding shares after the Initial Public Offering. Had the Company increased or decreased the size of the IPO, the Company would have effected a stock dividend or share contribution back to capital, as applicable, immediately prior to the consummation of the Initial Public Offering so as to maintain the ownership of the initial stockholders at 25.0% of the Company’s issued and outstanding common stock upon the consummation of the Initial Public Offering.

The Sponsor has agreed not to transfer, assign or sell its Founder Shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the Founder Shares will no longer be subject to such transfer restrictions.

NOTE 6 — COMMITMENTS REGISTRATION RIGHTS

The holders of the Founder Shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, and warrants (including underlying securities) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by such holders pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggyback” registration rights to include their securities in other registration statements filed by the Company.

Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise their demand rights on more than one occasion.

Underwriters Agreement

As discussed in Note 8, upon the closing of the IPO, the underwriters were paid a cash underwriting discount of $2,875,000, or $0.20 per Unit, of the gross proceeds of the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $5,031,250 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s Business Combination subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company granted Imperial Capital, for a period beginning on the closing of the Initial Public Offering and ending 12 months after the date of the consummation of the Business Combination, a right of first refusal to provide investment banking and/or financial advisory services in connection with certain future transaction until the earlier of (x) the date of the consummation of our Business Combination and (y) 18 months from the closing of the IPO. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the effective date of the Registration Statement of which the Prospectus forms a part.

NOTE 7 — STOCKHOLDERS’ EQUITY

Recapitalization — On November 1, 2021, the Company effected a recapitalization whereby a 1 1/3 for 1 forward stock split of its Class B common stock was completed so that the Sponsor owns an aggregate of 4,791,667 Founder Shares.

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of

$0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. On May 20, 2021, the Company issued an aggregate of 4,312,500 shares of Class B common stock to its initial stockholder, the Sponsor. On September 27, 2021, our Sponsor forfeited 718,750 Founder Shares for no consideration. On November 1, 2021, we effected a 1 1/3 for 1 forward stock split on our Founder Shares and as a result the Sponsor owns 4,791,667 Founder Shares for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share. The Founder Shares include an aggregate of up to 625,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

The Company’s initial stockholder has agreed not to transfer, assign, or sell any of its Founder Shares until the earlier of:

(i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholder with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the Founder Shares will no longer be subject to such transfer restrictions. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholder with respect to any Founder Shares.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of the Company’s Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Company’s Registration Statement and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or any private placement- equivalent units issued to the Sponsor, its affiliates, or certain of officers and directors upon conversion of Working Capital Loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Warrants — Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed in the Registration Statement and Prospectus. In addition, if: (A) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any Founder Shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (B) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (C) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the Prospectus section titled “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the Initial Public Offering, or 30 days after the completion of the Company’s Business Combination, and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing: (A) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below); by (B) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, extraordinary dividend, or the Company’s recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to December  17, 2021. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 1, 2021, the Company effected a recapitalization whereby a 1 1/3 for 1 forward stock split of its Class B common stock was completed so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock split

On November 12, 2021, the Company completed its IPO of 14,375,000 Units, including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 6,201,750 warrants to Sponsor, 575,000 warrants to Imperial Capital, and 143,750 warrants to I-Bankers, each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,920,500.

Transaction costs amounted to $8,222,150, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $315,900 of other offering costs.

Upon the closing of the IPO, a total of $146,625,000 ($10.20 per Unit) of the net proceeds from the IPO and the Private Placement was deposited in the Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to OmniLit Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to OmniLit Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 20, 2021 for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2021, we had not yet commenced any operations nor generated any revenues. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering of 14,375,000 Units, including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000, described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

Liquidity and Capital Resources

Until the consummation of the IPO, as described below, our only source of liquidity was an initial purchase of shares of Class B common stock by the Sponsor and the Advance and Loan from our Sponsor.

On November 12, 2021, the Company completed its IPO of 14,375,000 Units, including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 6,920,500 warrants, including 6,201,750 warrants to the Sponsor, 575,000 warrants to Imperial Capital , and 143,750 warrants to I-Bankers , each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,920,500.

Transaction costs for the IPO and the Private Placement amounted to $8,222,150, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $315,900 of other offering costs.

Upon the closing of the IPO and the Private Placement, a total of $146,625,000 ($10.20 per Unit) of the net proceeds from the IPO and the Private Placement was deposited in a Trust Account.

For the period from May 20, 2021 (inception) through September 30, 2021, used no cash in operation activities, and there was $528,900 of cash provided by financing activities, primarily from the issuance of Class B common stock to the Sponsor and the Loan and Advances made by our Sponsor.

For the period from May 20, 2021 (inception) through September 30, 2021, we had no marketable securities held in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $528,900. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters will be entitled to a deferred underwriting discount of 3.5% or $5,031,250 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus for our Initial Public Offering filed with the SEC on November 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 20, 2021, our Sponsor purchased 4,312,500 Founder Shares. On September 27, 2021 our Sponsor forfeited 718,750 Founder Shares for no consideration. On November 1, 2021, we effected a 1 1/3 for 1 forward stock split on our Founder Shares and as a result our Sponsor owns 4,791,667 shares (up to 625,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for an aggregate purchase price of $25,000, or approximately $0.005 per share.  Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 12, 2021, we consummated our Initial Public Offering of 14,375,000 Units, including Units 1,875,000 pursuant to full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. Imperial Capital. acted as the sole book running manager and I-Bankers as the co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260090). The SEC declared the registration statement effective on November 8, 2021.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 6,920,500 Private Placement Warrants, generating total proceeds of $6,920,500.

The Private Placement Warrants are identical to the Warrants sold as part of the public Units in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days following the completion of the Company’s Business Combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

The Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. No underwriting discounts or commissions were paid with respect to such securities.

Upon the closing of the Initial Public Offering, a total of $146,625,000 ($10.20 per Unit) of the net proceeds from the IPO and the Private Placement, including the amounts generated from the full exercise of the underwriters’ over-allotment option, was deposited in the Trust Account. We paid a total of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $315,900 of other offering costs. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

4.1	Warrant Agreement, dated November 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (1)

10.1	Letter Agreement, dated November 8, 2021, by and between the Company’s officers, directors and certain shareholders (1)

10.2	Investment Management Trust Agreement, dated November 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (1)

10.3	Registration Rights Agreement, dated November 8, 2021, by and among the Company and the initial shareholders of the Company (1)

10.4	Private Placement Warrants Purchase Agreement, dated November 8, 2021, by and between the Company, OmniLit Sponsor, LLC, Imperial Capital, LLC, and I-Bankers Securities, Inc. (1)

10.5	Indemnity Agreements, dated November 8, 2021, by and among the Company and Al Kapoor (1)

10.6	Indemnity Agreements, dated November 8, 2021, by and among the Company and Brian F. Hughes (1)

10.7	Indemnity Agreements, dated November 8, 2021, by and among the Company and Skylar M. Jacobs (1)

10.8	Indemnity Agreements, dated November 8, 2021, by and among the Company and James M. Jenkins (1)

10.9	Indemnity Agreements, dated November 8, 2021, by and among the Company and Robert O. Nelson II (1)

10.10	Indemnity Agreements, dated November 8, 2021, by and among the Company and Mark D. Norman (1)

10.11	Indemnity Agreements, dated November 8, 2021, by and among the Company and Kent R. Weldon (1)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on November 12, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of December 2021.

OMNILIT ACQUISITION CORP.

By:	/s/ Al Kapoor
Name:	Al Kapoor
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert O. Nelson II
Name:	Robert O. Nelson II
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

