Form 10-K
period 2021-12-31
OmniLit Acquisition Corp.
filed 2022-04-01
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41034

OMNILIT ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-0816957
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1111 Lincoln Road, Suite 500
Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 750-2820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of a redeemable warrant	OLITU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	OLIT	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant entitling the holder to purchase one share of Class A common stock	OLITW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

As of April 1, 2022, there were 14,375,000 shares of Class A common stock, par value $0.0001 per share and 4,791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OMNILIT ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

A

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Certain statements in this Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account established in connection with our IPO, which we refer to as the trust account, or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

B

PART I

ITEM 1.	BUSINESS

Introduction

OmniLit Acquisition Corp. (“OLIT,” the “Company,” “we” or “us”) is a newly organized blank check company incorporated on May 20, 2021 and formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. We may pursue an initial business combination target in any industry or sector, but we expect to focus on acquiring a business combination target within the advanced manufacturing industry, specifically the photonics or optics sectors, and related sectors, with an enterprise value of approximately $350 million to $750 million. Management believes that this relative size of target opportunities will enable us to pursue companies that are the most attractive from a return standpoint and are less pursued by larger, more established sources of capital.

Leadership

Al Kapoor has been our Chief Executive Officer and Chairman of our board of directors since our inception in May 2021. Al has engaged in finding, acquiring, and growing optics and photonics companies since 1997 as a technology entrepreneur immediately after graduating Harvard Business School. Shortly thereafter he found and acquired his first advanced manufacturing company in Rochester New York, renamed it Syntec Optics, transformed it into a defense, medical and consumer optics and photonics leader, and accelerated growth with add-on acquisitions. Mr. Kapoor has extensive experience identifying, evaluating, and executing acquisitions, and has led multiple operating companies across the advanced manufacturing industry. Of note, Mr. Kapoor has built Syntec Optics, a full-service and integrated optics and photonics solution provider over the last 20+ years through a combination of strategic acquisitions, operational improvements and focused end market expansion and diversification. Syntec Optics is now a leading solution provider of high technology and strategically sourced optics and photonics components to many Fortune 500 Companies in sensitive product areas such as Aerospace, Defense and Healthcare, among others. Over the course of Mr. Kapoor’s career, he has developed a broad network of contacts and corporate relationships, including deep networks in the optics and photonics industry that we believe will serve to identify and vet potential combination targets. This deep technical and business experience has led to diverse relationships in the optics and photonics ecosystem – suppliers, customers, end-users, venture capitalists, private equity managers, entrepreneurs, and executives. Al runs an app called PioneeringMinds with a fortnightly newsletter on future industries with circulation of over 100,000 to executives around the country. He continues to invest in optics and photonics, from driverless cars, robotics, virtual reality, sensors, to terabit internet. He is also on the advisory council for MIT’s program to train and educate the workforce for new disruptions in the area of integrated photonics. Al has been invited to the White House on several occasions to participate in innovation policy discussions. Al studied various disciplines of engineering and business at 5 universities earning an MBA from Harvard University and MS from Iowa State University.

Robert O. Nelson II, our Chief Financial Officer, has 20+ years of finance, tax, and technology experience. Robert has successfully supported public & private corporations, including optics and photonics companies, in design and transformation of their general accounting, financial close, consolidation, budgeting, and forecasting functions. He has worked in domestic and international areas, advising clients in finance and tax technology optimization projects, tax accounting, tax compliance, and IP planning. Robert has built a proven management track record of successful business transformation. Drawing upon steady leadership, determination, and strategic insight, Robert has leveraged financial and operational best practices as well as sound judgment in guiding teams through the intricacies of aligning organizational performance with corporate strategy. Most recently, as Vice President of Financial Systems at AMG (NASDAQ: AMG), he has worked with the executive management team on enhancing financial operations, business systems, regulatory reporting and business process improvements. Previously, Robert played a key role in SEC compliance for a spin-out of an optics and photonics division from a public company, which now has an over $1B valuation. During his tenure as a consultant, he provided guidance and consultation to CFOs and finance departments on internal control, regulatory reporting, taxation, financial due diligence and systems implementations. While at Deloitte, Robert instructed at many of Deloitte’s national technical training sessions covering international and domestic tax concepts and enterprise performance management solutions. Robert is a Certified Public Accountant and earned a Master of Science in Taxation from Bentley University’s McCallum Graduate School of Business and a Master of Science in Information Systems from Boston University’s Graduate School of Management.

Skylar M. Jacobs, our Chief Operating Officer, compliments an experienced sponsor team with his eight years of execution experience working with technology entrepreneurs and meeting their specific growth and capital needs. Most recently, as Vice President of Business Development and Operations at PainQx, a medical device company developing proprietary AI algorithms to translate neural activity into actionable health measures, Skylar developed a non-dilutive funding pipeline, but more importantly, developed and executed a fundraising strategy across high-net-worth individuals, family offices, venture funds, and strategic partners for eventual M&A activities. Prior to PainQx, Skylar started his career in investment consulting at Life Science Nation helping scientist entrepreneurs connect with investors and develop their fundraising campaigns. Skylar spent several years developing strategies and partnering opportunities for healthcare companies including Cascade Prodrug, Meenta, Andaman7, and SpringTide Partners, a Healthcare IT focused venture fund. Skylar also worked on business strategies for CureMatch, an AI-driven oncology diagnostic company, and with one of the world’s first CRO marketplaces, Assay Depot, rebranded as Scientist.com. Skylar received a B.S. in Molecular Biology with minors in Business and Literature from the University of California, San Diego.

Kent R. Weldon serves as an independent director. Kent has three decades of experience in finding, structuring, and acquiring companies. He is an advisory partner to Thomas H. Lee Partners, previously serving as managing director, starting at the firm in 1991. Thomas H. Lee Partners has raised over $25B in capital since 1974. Prior to joining Thomas H. Lee Partners, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Financial Institutions Group. Mr. Weldon also worked at Wellington Management Company, an institutional money management firm. Mr. Weldon’s prior directorships include Acosta Sales and Marketing, Bargain Hunt, CTI Foods, Give and Go Prepared Foods Corp., iHeartMedia, Inc., CMP Susquehanna Corp., FairPoint Communications, Inc. (NASDAQ: FRP), Fisher Scientific International Inc. (NYSE: TMO), Michael Foods, Nortek, Inc. (NASDAQ: NTK), Phillips Pet Food & Supplies, and Progressive Moulded Products; Mr. Weldon holds a B.A., summa cum laude, in Economics and Arts and Letters Program for Administrators from the University of Notre Dame and an M.B.A. from Harvard Business School.

Mark D. Norman serves as an independent director. Mark is a Managing Partner at FM Capital and serves on the boards of the following FM Capital portfolio companies: AutoPay, Gatik, GuardKnox, Lunewave, Motorq, NextDroid and Optimus Ride. Mark has significant experience leading both early stage and global businesses in the automotive manufacturing, service and mobility industries. He started washing cars at the local Chrysler dealership in high school and ultimately was named CEO of Chrysler Canada (NYSE: STLA (merged with Stellantis)). From there, he was recruited to become CEO of Flexcar, a nascent car-sharing company. He successfully negotiated the sale of Flexcar to rival Zipcar (NASDAQ: ZIP), where as president, he led the company’s expansion into over 25 major cities and more than 300 college campuses, creating the world’s largest carsharing network. Mark and the team managed the company’s IPO on the NASDAQ and subsequent sale to Avis Budget Group (NASDAQ: CAR).

Brian F. Hughes serves as an independent director. Brian serves on the board of Bentley Systems (NASDAQ: BSY) and is also currently involved in multiple SPAC and de-SPAC processes. He is the former head of venture capital and private equity practice at KPMG. He possesses diverse and deep experience in public accounting, with a unique specialization as a lead client services partner. He has led multiple successful IPOs with additional significant experience with acquisitions and divestitures. Client work has included supporting entrepreneurs with high-growth companies throughout the entire life cycle: from the development stage, through subsequent rounds of financings and other capital formation transactions, on to an IPO or acquisition by a larger market participant.

James M. Jenkins serves as an independent director. He specializes in securities law matters for initial and secondary public offerings, private placements, mergers and acquisitions, and securities law compliance for SPACs. James was the practice leader of HSE Law’s Securities practice, and the Partner in Charge of HSE’s New York City office. Professional Affiliations: Member, New York State Bar Association, General Counsel to Transcat (Nasdaq: TRNS), 2001 – Present, Board of Directors, Lakeland Industries, Inc. (Nasdaq: LAKE), 2012-2015, 2016 – Present, Chair, Governance Committee, 2016 – Present; Member, 2012-2015, Member, Compensation Committee, 2012-2015, 2016 – Present, Member, Audit Committee, 2012-2015, 2016 – Present, General Counsel to Jerash Holdings, Inc., 2016-2020, General Counsel to IEC Electronics, Inc. (NYSE/MKT: IEC), 2015-2020, General Counsel and Corporate Secretary to iVEDiX, Inc., 2013-2020, General Counsel and Corporate Secretary to Finger Lakes Technologies Group, Inc., 2013-2020.

In addition to our management and board of directors, we have an execution team with a combined experience of over 100 years. The team consists of a finance manager working in conjunction with a controller, a compliance manager, and two industry researchers. The controller maintains the financial statements and accounts, the finance manager oversees the audit conducted by our independent outside accountants, the compliance manager maintains records on the trust account established in connection with our IPO, which we refer to as the trust account, and listings of our securities, and two industry researchers track and analyze public and private company data including acquisition history. The execution team has no fiduciary obligations to present business opportunities to us.

Business and Investment Strategies

While we may pursue an initial business combination target in any industry, our investment strategy will focus our efforts in the advanced manufacturing industry, specifically the photonics and optics products, services, and end-markets, and related products, services, and end-markets. Our initial business combination and value creation strategy will be to identify, acquire and, after our initial business combination, implement an operating strategy with a view of creating value for our stockholders through operational improvements, capital infusion, or future acquisitions. We intend to source initial business combination opportunities through our management team’s broad network of investors in the advanced manufacturing industry, board members, company executives, lawyers, accountants, and brokers.

We believe that technology and globalization are creating enormous opportunities for disruption and value creation in advanced manufacturing. Many of these technologies can be transformative for varied markets but require the right expertise and global connections to capture opportunities within public markets. Within the broader market space of advanced manufacturing, we intend to concentrate on sourcing business combination opportunities that serve, or can be transformed to supply solutions to, the optics and photonics market.

Our investment thesis is rooted in the following core beliefs that will influence the types of investment opportunities that we will target.

We believe that businesses involved in the design, development, manufacturing, operation, and distribution of optics and photonics assets will benefit from strong tailwinds in years to come and may represent attractive acquisition opportunities.

Optics and Photonics Industry Report 2020 estimated that the manufacturing sector contributes 30% of global gross domestic product (“GDP”) annually, or an estimated $26.3 trillion, and optics and photonics comprise a substantial amount of this market. The optics and photonics market, the value of light-enabled products and services, is estimated to be between $7 trillion and $10 trillion annually, and represents roughly 11% of the world’s economy. Within this end-market, it is estimated that global annual revenue for photonics-enabled products and services had exceeded $2 trillion in 2019. Photonics touches most sectors of our economy including consumer electronics (barcode scanners, DVD players, TV remote controls), telecommunications (fiber optics, lasers, switches), health (eye surgery, medical instruments, and imaging), industrial (laser cutting and machining), Défense and Security (Infrared cameras, remote sensing, aiming) and entertainment (holography, cinema projection). We believe accelerating optics and photonics innovation will continue to drive economic growth and increase its share of the global GDP.

The most recent review from the Optics & Photonics 2020 Industry Report valued the 2019 photonics-enabled products and services at $2.02 trillion – an increase of 34% over the seven-year period, and a compound annual growth (CAGR) rate of 4.2%, from 2012 to 2019, shown below by end market.

The potential use of photonics in varied industries is fueling growth of the optics and photonics market. We believe sectors including telecom, transportation, healthcare, energy, aerospace, security, defense & space exploration, consumer, retail, electronics, food & agriculture, artificial intelligence software, and robotics are in the early stages of a dramatic transformation of scope and scale due to the unprecedented developments in advanced manufacturing of optics and photonics products, sub-systems, components, and materials. Continued mobility, intelligence, automation, sensing, and safety needs will accelerate in years to come, which will create a large market opportunity for such enabling businesses at the forefront of optics and photonics. The global optics and photonics sectors have experienced demand increasing use of photonics in various applications.

The Optics & Photonics 2020 Industry Report estimated revenue growth for top five areas based on CAGR from 2012 to 2019. These areas are listed below, as examples of verticals that we intend to focus on:

●	Sensing, monitoring, and control (+10%), autonomous systems and the internet-of-things continued to create demand for a wide variety of photonic sensors. Self-driving cars, drones, and other robotics systems utilize a wide range of photonic sensors and imaging systems, some of which are increasingly benefiting from embedded artificial intelligence. Developments in the emerging field of quantum technology should drive major advances in metrology, sensing, communications, and computing, creating what we believe will be a multitude of new opportunities in photonics.

●	Advanced manufacturing (+8%), gains in this segment were led by lasers for materials processing while robotics and vision technologies maintained their momentum as did implementation of 3D printing/additive manufacturing. Photonics-based production tools including lasers, optical metrology, and machine vision combined with adoption of rapid prototyping and Industry 4.0 are driving big manufacturing changes in industries like aerospace and automobiles.

●	Semiconductor processing (+8%), driven by demand for optical processing and metrology equipment. Opto-electronics and mobility, integrated photonics circuits are beginning to address applications that were typically addressed by integrated electronic circuits. POC Biosensing, terabit internet, lidar based radar, and telecom are areas that are being disrupted due to reduced cost, size, weight, and power consumption while still improving performance and reliability. Design, develop, and manufacturing processes are similar to micro-electronics. Integrated photonics is envisioned to play the role in industry 4.0 what electronic integrated circuits did in industry 3.0.

●	BioMedical (+13%), growth in diagnostic imaging, digital pathology, in vitro diagnostics, and point-of-care diagnostics led broad- based gains across this segment. Food safety testing also saw a significant uptick. Looking ahead, cost-effective photonics-based diagnostic and therapeutic medical devices are achieving higher market penetration.

●	Defense, safety, and security (+10%), driven by gains in more than 30 sub-segments combined with substantial upswings in video surveillance, perimeter security and sensing, and investment in equipment for directed energy systems. Infrared systems, hyperspectral imaging, and laser-based countermeasures are all deployed, while laser weapons are emerging as a real near-term possibility. We believe there may be increased demand for aiming, scoping, and targeting using optics and photonics.

Industry 4.0 is revolutionizing the advanced manufacturing sector

This fourth industrial revolution (“Industry 4.0”), which encompasses the internet-of-things and smart manufacturing, marries physical production and operations with digital technology, machine learning / artificial intelligence and big data to create a more holistic and connected ecosystem for companies that focus on manufacturing and supply chain management. As industry 4.0 continues to bring changes in manufacturing, technological advancements leading to innovative photonics-enabled products, and photonics are improving manufacturing performance with photonics-enabled technology. We expect Industry 4.0 to transform production by driving faster, more flexible and more efficient processes which will be monetized by companies through the production of higher-quality goods at reduced costs.

Beyond the traditional industrial automation, new transforming products from unmanned aircrafts and driverless cars, smart robots in the operating rooms and artificial intelligence of organ and tissue imaging, to augmented and virtual reality increasingly require optics and photonics imagers, sensors, and detectors. We expect this trend to be especially pronounced in the United States, which has seen automation as a way to be globally competitive in spite of rising wages.

Optics and photonics are an integral aspect of the ongoing advancement of traditional manufacturing and industrial practices. Optics and photonics can reduce cost, size, weight, and power consumption in all spheres of technology that is making us smarter. These includes our content, its context, inter-connection for exchange, and various types of content - from imaging to detection and sensing. Mr. Kapoor has operated extensively across this advancing ecosystem of customers, suppliers, and business operators, which is at the overlapping intersection on contextual technology, content technology, connected technology, and imaging, detecting, and sensing technology. The advanced technologies, which are beneficiaries and drivers of this ecosystem include artificial intelligence, quantum computing, internet-of-things, driverless cars, robotics, 3D printing, and other new technologies.

Business Combination Criteria

Our business combination criteria will not be limited to a particular industry or geographic sector, but given the experience of our management team, we expect to focus on acquiring a business combination target within the advanced manufacturing industry, with a focus on optics and photonics, with an enterprise value of approximately $350 million to $750 million. Our management team will look to identify business combination targets which are in need of strategic growth capital, will benefit from becoming a publicly listed company, may require creative business approaches to unlock additional value, or may need to repurchase debt, target strategic acquisitions or require working capital.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Services & end markets. We intend to pursue targets within a space that has many varied offerings based on diversity of manufacturing processes, wavelength of light used, materials, and whether the offering is a component, sub-system or OEM.

●	Diversity of sectors. Our strategy is to acquire a participant with potential in the wide range of end-market. We intend to build sustainable value with a company that provides us a platform of diverse sectors, R&D spend, vertical integration, and design-for-manufacturability. We intend to focus on active or passive optics and photonics as entry point as the industry overall is quite fragmented.

●	Proprietary pipeline and deal flow. We intend to find and acquire companies off the radar screen of other acquirers with deal flow from a deep professional network & research of new sciences and technologies. Deals will be assessed for social disruption in their sectors using proprietary models.

●	Geography. We intend to initially focus on well-established optics and photonics capabilities in the United States markets.

●	Barriers to entry and differentiation. We intend to focus on businesses that provide differentiated industrial solutions and ability to pivot or extend to optics and photonics and that possess high barriers to entry and a certain degree of technological differentiation and manufacturing complexity embedded in their platform; have defensible proprietary technology and intellectual property rights that are significantly differentiated and superior to attract good talent.

●	Scalability and growth. We intend to focus on businesses that are scaled or have ability to scale within their large addressable market with R&D and capex; and are on a promising organic growth path, driven by a sustainable competitive advantage, with opportunities for acceleration by add-on acquisitions.

●	Financial and regulatory processes and controls. We intend to focus on businesses that have robust compliance, financial controls and reporting processes in place and that we believe are ready for the regulatory requirements of a public entity, or have the potential to timely implement appropriate public company reporting, compliance and financial controls under the guidance of our management team.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

Competitive Strengths

We believe the sourcing, valuation, diligence, and execution capabilities of our management team will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise.

●

Strong Management Team. We will leverage the extensive experience of our management team, all of whom have been involved at various levels in acquisitions, financings, and advisory transactions, totaling billions in transaction value, and have significant experience investing in a variety of economic cycles, with a track record of identifying high-quality assets with opportunities for optimization. We believe our management team’s ability to originate, effectively diligence, and creatively and thoughtfully structure transactions will generate attractive risk-adjusted returns for investors. We believe we will benefit from our management team’s successful track record in technology and business services industry, including experiences serving as corporate executives and board members for various companies, both public and private.

●	Broad Sourcing Channels and Leading Industry Relationships. We believe the capabilities and relationships associated with our management team will provide us with a differentiated pipeline of attractive business combination opportunities that would be difficult for other market participants to replicate.

●

Underwriting, Execution, and Structuring Capabilities. Our management team will apply to our acquisition targets a rigorous analytical review and diligence process that its individual members apply or have applied in their current or past professional experiences. The sensitivity of financial and operational drivers to external factors is a key component of evaluating investment opportunities and pricing risk. We believe our investment discipline will allow us to identify opportunities where our management team can create stockholder value, which may include operational or capital structure improvements, as well as the introduction of new technologies and/or products to drive growth.

●	Public Company Operating Expertise. As a result of serving as executive officers and directors of publicly traded companies, our management team has substantial experience in navigating the challenges of operating as a public company. We anticipate that one or more members of our management team or board, would remain on the board of the company post business combination. In addition, some of the potential acquisition targets we consider may operate within a regulated industry. We believe that the expertise within our management team around technology and business services industries will be advantageous when evaluating certain acquisition targets.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until 15 months from the closing of our initial public offering consummated on November 12, 2021, which we refer to as our IPO, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we will, by resolution of our board, if requested by OmniLit Sponsor LLC, whom we refer to as our sponsor, extend the period of time to consummate a business combination by an additional three months up to twice (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In connection with any such extension, public stockholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees must deposit into the trust account $1,437,500 (or $0.10 per share) on or prior to the date of the applicable deadline. We will only be able to extend the period of time to consummate a business combination by an additional three months twice (for a total of six months). We will issue a press release announcing each extension, if any, at least three days prior to the applicable deadline. In addition, we will issue a press release the day after the applicable deadline, announcing whether the funds have been timely deposited. Our sponsor and its affiliates or designees are obligated to fund the trust account in order to extend the time for us to complete our initial business combination, but our sponsor will not be obligated to extend such time.

We anticipate structuring our initial business combination either: (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses; or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Initial Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team indirectly own shares of Class B common stock issued prior to our IPO, which we refer to as our founder shares, and warrants issued in a private placement completed concurrently with our IPO, which we refer to as the private warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. However, subject to any pre-existing contractual or fiduciary obligations, our sponsor and officers and directors will offer all suitable business combination opportunities within the technology industry (and other related sectors) to us before any other person or company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months from the closing of our IPO (or up to 21 months from the closing of our IPO, if we extend the period of time to consummate a business combination).

Members of our management team are employed by or otherwise work with our sponsor or with other entities. Our sponsor and these other entities and their respective affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination; we have not, however, selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Our sponsor and each of our officers and directors presently has, and any of them and our sponsor in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. We do not believe, however, that any fiduciary duties or contractual obligations of our sponsor and our officers or directors will materially affect our ability to complete our initial business combination. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we will closely scrutinize the management of a prospective business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our founding team, if any, in the business cannot presently be stated with any certainty. The determination as to whether any of the members of our founding team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our founding team will have significant experience or knowledge relating to the operations of the particular business.

We cannot assure you that any of our key personnel will remain in senior management, director or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.

Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire a business or businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a business. These and other factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Corporate Information

Our executive offices are located at 1111 Lincoln Road, Suite 500, Miami Beach, FL 33139 and our telephone number is (786) 750-2820.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a partner business has been selected for our initial business combination and the stage of the business combination process.

Reports to security holders

We have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, located at http://sec.gov. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th; or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our Prospectus for our Initial Public Offering filed with the SEC on November 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 1111 Lincoln Road, Suite 500 Miami Beach, FL 33139. Our executive offices are provided to us by our sponsor at no charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “OLITU” on November 09, 2021. The shares of Class A common stock and redeemable warrants comprising the units, which we refer to as the public warrants, began separate trading on Nasdaq on January 24, 2022, under the symbols “OLIT” and “OLITW”, respectively.

Holders of Record

As of March 9, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and four holders of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, public shares and public warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 20, 2021, our sponsor purchased 4,312,500 founder shares. On September 27, 2021 our sponsor forfeited 718,750 shares for no consideration. On November 1, 2021, we effected a 1 1/3-to-1 forward stock split on our founder shares and as a result our sponsor owns 4,791,667 shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares upon completion of our IPO. The founder shares (including the Class A common stock issuable upon exchange thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 12, 2021, we consummated our IPO of 14,375,000 Units, each Unit consisting of one share of Class A common stock of the Company and one-half of one redeemable warrant, with each whole warrant to purchase one share of Class A common stock for $11.50. The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $143,750,000. Imperial Capital. acted as the sole book running manager and I-Bankers as the co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260090). The SEC declared the registration statement effective on November 8, 2021.

On November 12, 2021, simultaneously with the consummation of our IPO, we sold to our sponsor, Imperial Capital, LLC, and I-Bankers Securities in a private placement an aggregate of 6,920,500 private warrants at a price of $1.00 per warrant, generating total proceeds of $6,920,500. The private warrants are identical to the warrants underlying the Units sold in our IPO, except that they: (i) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination; and (ii) will be entitled to registration rights. The private warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. No underwriting discounts or commissions were paid with respect to such securities.

A total of $146,625,000 of the net proceeds from the sale of Units in our IPO and the private warrants in the private placement on November 12, 2021 was placed in a trust account established for the benefit of the Company’s public stockholders maintained by Continental Stock Transfer & Trust Company, acting as trustee, which we refer to as the trust account. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the funds held in the trust account will not be released from the trust account until the earliest of: (a) the completion of our initial business combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation: (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO (or up to 21 months from the closing of our IPO, if we extend the period of time to consummate a business combination); or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity; and (c) the redemption of our public shares if we are unable to complete our initial business combination within 15 months from the closing of our IPO (or up to 21 months from the closing of our IPO, if we extend the period of time to consummate a business combination), subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders. We incurred $8,333,135 in transaction costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $426,885 of other offering costs.

There has been no material change in the planned use of the proceeds from the IPO as is described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-260090). For a description of the use of the proceeds generated in our IPO, see above Part I, Item 1 – Business and below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on May 20, 2021 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 20, 2021 (inception) through December 31, 2021, we had a net loss of $169,488, which consisted of formation and operational costs of $171,167 offset by interest earned on investments held in the trust account of $1,679.

Liquidity and Capital Resources

On November 12, 2021, we consummated our IPO of 14,375,000 Units, inclusive of the underwriters’ election to fully exercise their option to purchase an additional 1,875,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of our IPO, we consummated the sale of 6,920,500 private warrants to our sponsor, Imperial Capital and I-Bankers at a price of $1.00 per private warrant generating gross proceeds of $6,920,500.

Following our IPO, the full exercise of the over-allotment option by the underwriters and the sale of the private warrants, a total of $146,625,000 was placed in the trust account. We incurred $8,333,135 in transaction costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $426,885 of other offering costs.

For the period from May 20, 2021 (inception) through December 31, 2021, cash used in operating activities was $274,017. Net loss of $169,488 was affected by interest earned on investments held in the trust account of $1,679 and changes in operating assets and liabilities used $102,849 of cash for operating activities.

As of December 31, 2021, we had cash and investments held in the trust account of $146,626,679. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we did not withdraw any interest income from the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $494,599 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such working capital loans may be convertible into warrants equivalent to the private warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement, which was attached as an exhibit to our registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090).

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary share, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary share outstanding during the period. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Report beginning on Page F-1, and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Al Kapoor	53	Chairman and Chief Executive Officer
Robert O Nelson II	50	Chief Financial Officer
Skylar M Jacobs	27	Chief Operating Officer
Kent R Weldon	54	Independent Director
Mark D Norman	54	Independent Director
Brian F Hughes	63	Independent Director
James M Jenkins	57	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Al Kapoor – Chairman & Chief Executive Officer: Al Kapoor has served as our Chairman & Chief Executive Officer since our inception. Since 1999, Al has been Chairman of Syntec Optics and has engaged in finding, acquiring, and growing optics and photonics companies since 1997 as a technology entrepreneur immediately after graduating Harvard Business School. Shortly thereafter he found and acquired his first advanced manufacturing company in Rochester, New York, renamed it Syntec Optics, transformed it into a defense, medical and consumer optics and photonics leader, and accelerated growth with add-on acquisitions. This deep technical and business experience has led to diverse relationships in the optics and photonics ecosystem – suppliers, customers, end-users, venture capitalists, private equity managers, entrepreneurs, and executives. Al runs an app called PioneeringMinds with a fortnightly newsletter on future industries with circulation of over 100,000 to executives around the country. He continues to invest in optics and photonics, from driverless cars, robotics, virtual reality, sensors, to terabit internet. He is also on the advisory council for MIT’s program to train and educate the workforce for new disruptions in the area of integrated photonics. Al has been invited to the White House on several occasions to participate in innovation policy discussions. Al studied various disciplines of engineering and business at 5 universities earning an MBA from Harvard University and MS from Iowa State University.

Robert O. Nelson II – Chief Financial Officer: Robert O. Nelson II has served as our Chief Financial Officer since September 2021. Prior to this he served as Vice President of Financial Systems at AMG (NASDAQ: AMG from 2017 to 2021. Robert has 20+ years of finance, tax, and technology experience. Robert has successfully supported public & private corporations, including optics and photonics companies, in design and transformation of their general accounting, financial close, consolidation, budgeting, and forecasting functions. He has worked in domestic and international areas, advising clients in finance and tax technology optimization projects, tax accounting, tax compliance, and IP planning. Robert has built a proven management track record of successful business transformation. Drawing upon steady leadership, determination, and strategic insight, Robert has leveraged financial and operational best practices as well as sound judgment in guiding teams through the intricacies of aligning organizational performance with corporate strategy. Most recently, as Vice President of Financial Systems at AMG (NASDAQ: AMG), he has worked with the executive management team on enhancing financial operations, business systems, regulatory reporting and business process improvements. Previously, Robert played a key role in SEC compliance for a spin-out of an optics and photonics division from a public company, which now has an over $1B valuation. During his tenure as a consultant, he provided guidance and consultation to CFOs and finance departments on internal control, regulatory reporting, taxation, financial due diligence and systems implementations. While at Deloitte, Robert instructed at many of Deloitte’s national technical training sessions covering international and domestic tax concepts and enterprise performance management solutions. Robert is a Certified Public Accountant and earned a Master of Science in Taxation from Bentley University’s McCallum Graduate School of Business and a Master of Science in Information Systems from Boston University’s Graduate School of Management.

Skylar M. Jacobs – Chief Operating Officer: Skylar M Jacobs has served as our Chief Operating Officer since August 2021 and compliments an experienced sponsor team with his eight years of execution experience working with technology entrepreneurs and meeting their specific growth and capital needs. From 2017 to present Skylar serves as Vice President of Business Development and Operations at PainQx, a medical device company developing proprietary AI algorithms to translate neural activity into actionable health measures, Skylar developed a non-dilutive funding pipeline, but more importantly, developed and executed a fundraising strategy across high-net-worth individuals, family offices, venture funds, and strategic partners for eventual M&A activities. Prior to PainQx, Skylar started his career in 2017 in investment consulting at Life Science Nation helping scientist entrepreneurs connect with investors and develop their fundraising campaigns. Skylar spent several years developing strategies and partnering opportunities for healthcare companies including Cascade Prodrug, Meenta, Andaman7, and SpringTide Partners, a Healthcare IT focused venture fund. Skylar also worked on business strategies for CureMatch, an AI-driven oncology diagnostic company, and with one of the world’s first CRO marketplaces, Assay Depot, rebranded as Scientist.com. Skylar received a B.S. in Molecular Biology with minors in Business and Literature from the University of California, San Diego.

Kent R. Weldon – Independent Director: Kent R Weldon has served as our independent director since our IPO in November 2021 and has three decades of experience in finding, structuring, and acquiring companies. He is an advisory partner to Thomas H. Lee Partners, previously serving as managing director, starting at the firm in 1991. Thomas H. Lee Partners has raised over $25B in capital since 1974. Prior to joining Thomas H. Lee Partners, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Financial Institutions Group. Mr. Weldon also worked at Wellington Management Company, an institutional money management firm. Mr. Weldon’s prior directorships include Acosta Sales and Marketing, Bargain Hunt, CTI Foods, Give and Go Prepared Foods Corp., iHeartMedia, Inc., CMP Susquehanna Corp., FairPoint Communications, Inc. (NASDAQ: FRP), Fisher Scientific International Inc. (NYSE: TMO), Michael Foods, Nortek, Inc. (NASDAQ: NTK), Phillips Pet Food & Supplies, and Progressive Moulded Products; Mr. Weldon holds a B.A., summa cum laude, in Economics and Arts and Letters Program for Administrators from the University of Notre Dame and an M.B.A. from Harvard Business School.

Mark D. Norman – Independent Director: Mark D Norman has served as our independent director since our IPO in November 2021 and is a Managing Partner at FM Capital, starting at the firm in 2015, and serves on the boards of the following FM Capital portfolio companies: AutoPay, Gatik, GuardKnox, Lunewave, Motorq, NextDroid and Optimus Ride. Mark has significant experience leading both early stage and global businesses in the automotive manufacturing, service and mobility industries. He started washing cars at the local Chrysler dealership in high school and ultimately was named CEO of Chrysler Canada (NYSE: STLA (merged with Stellantis)). From there, he was recruited to become CEO of Flexcar, a nascent car-sharing company. He successfully negotiated the sale of Flexcar to rival Zipcar (NASDAQ: ZIP), where as president, he led the company’s expansion into over 25 major cities and more than 300 college campuses, creating the world’s largest carsharing network. Mark and the team managed the company’s IPO on the NASDAQ and subsequent sale to Avis Budget Group (NASDAQ: CAR).

Brian F. Hughes – Independent Director: Brian F Hughes has served as our independent director since our IPO in November 2021 and serves on the board of Bentley Systems (NASDAQ: BSY), and is also currently involved in multiple SPAC and de-SPAC processes. He retired from KPMG LLP in 2019 where he was a partner from 2002 to 2019, serving as National Private Markets Group Leader from 2012 to 2019, National Co-Leader of KPMG’s venture capital practice from 2009 to 2019, and the practice leader of the Technology and Venture Capital group of KPMG’s Philadelphia office from 2002 to 2009. He began his career in 1981 at Arthur Andersen where he was elected partner in 1993. He possesses diverse and deep experience in public accounting, with a unique specialization as a lead client services partner. He has led multiple successful IPOs with additional significant experience with acquisitions and divestitures. Client work has included supporting entrepreneurs with high-growth companies throughout the entire life cycle: from the development stage, through subsequent rounds of financings and other capital formation transactions, on to an IPO or acquisition by a larger market participant.

James M. Jenkins – Independent Director: James M. Jenkins has served as our independent director since our IPO in November 2021 and specializes in securities law matters for initial and secondary public offerings, private placements, mergers and acquisitions, and securities law compliance for SPACs. Prior to becoming General Counsel and Vice President of Corporate Development at Transcat, Inc. in September 2020, James was the practice group leader of Harter Secrest & Emery LLP’s Securities and Capital Markets practice, and the Partner in Charge of HSE’s New York City office having joined the firm in 1989 and served as partner since 1997. Professional Affiliations: Member, New York State Bar Association, General Counsel to Transcat (Nasdaq: TRNS), 2001 – Present, Board of Directors, Lakeland Industries, Inc. (Nasdaq: LAKE), 2012-2015, 2016 – Present, Chair, Governance Committee, 2016 – Present; Member, 2012-2015, Member, Compensation Committee, 2012-2015, 2016 – Present, Member, Audit Committee, 2012-2015, 2016 – Present, General Counsel to Jerash Holdings, Inc., 2016-2020, General Counsel to IEC Electronics, Inc. (NYSE/MKT: IEC), 2015-2020, General Counsel and Corporate Secretary to iVEDiX, Inc., 2013-2020, General Counsel and Corporate Secretary to Finger Lakes Technologies Group, Inc., 2013-2020.

In addition to our management and board of directors, we have an execution team with a combined experience of over 100 years. The team consists of a finance manager working in conjunction with a controller, a compliance manager, and two industry researchers. The controller maintains the financial statements and accounts, the finance manager oversees the audit conducted by our independent outside accountants, the compliance manager maintains records on the trust account established in connection with our IPO, which we refer to as the trust account, and listings of our securities, and two industry researchers track and analyze public and private company data including acquisition history. The execution team has no fiduciary obligations to present business opportunities to us.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described above, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Kent R. Weldon and James M. Jenkins will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Brian F. Hughes, Mark D. Norman and Al Kapoor, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Operating Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries, and such other offices as may be determined by the board of directors.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Committees

The Board has a standing audit and compensation committee. Both audit committee and compensation committee have a charter, each of which was filed with the SEC as exhibits to the registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090). You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov or at our website, https://www.omnilitac.com/, under the “Investors” section.

Audit Committee

We have established an audit committee of the board of directors. Brian F. Hughes, James M. Jenkins, and Kent R. Weldon serve as members of our audit committee, and Mr. Hughes chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Brian F. Hughes, Kent R. Weldon, and James M. Jenkins meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hughes qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing: (i) the independent registered public accounting firm’s internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues; and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Kent R. Weldon and Mark D. Norman serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Kent R. Weldon, and Mark D. Norman are independent, and Kent R. Weldon chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, no compensation of any kind, including finders, consulting, or other similar fees, will be paid to any of our existing stockholders, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Brian F. Hughes, James M. Jenkins, Mark D. Norman, and Kent R. Weldon. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws which was filed with the SEC as an exhibit to the registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090). You can review the code by accessing our public filings at the SEC’s web site at www.sec.gov or at our website, https://www.omnilitac.com/, under the “Investors” section. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

Each of our directors and executive officers are members of our sponsor. None of our officers or directors has received any cash compensation for services rendered to us. Our sponsor, officers, and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 1, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 1, 2022, we had 19,166,667 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the public or private warrants, as these warrants are not exercisable within 60 days of April 1, 2022.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class
OmniLit Sponsor LLC (our sponsor) (2)(3)	4,791,667	25.00%
Al Kapoor(2)(3)	4,791,667	25.00%
Kent R. Weldon(4)	-	-
Mark D. Norman(4)	-	-
Brian F. Hughes(4)	-	-
James M. Jenkins(4)	-	-
Robert O. Nelson II(4)	-	-
Skylar M. Jacobs(4)	-	-
All officers and directors as a group (7 individuals)	4,791,667	25.00%
Other 5% Holders
Highbridge Capital Management, LLC(5)	1,160,877	8.08%
Saba Capital Management, L.P.(6)	1,066,604	7.20%

(1)	Unless otherwise noted, the business address of the entities and individuals is c/o OmniLit Acquisition Corp., 1111 Lincoln Road, Suite 500 Miami Beach, FL 33139.

(2)	Interests shown consist solely of founder shares, which are shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-260090).

(3)	OmniLit Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Al Kapoor, our Chief Executive Officer and Chairman, is the Chief Executive Officer of OmniLit Sponsor LLC. Accordingly, Al Kapoor has voting and investment discretion with respect to the shares held by OmniLit Sponsor LLC, and as such, he may be deemed to have beneficial ownership of the Class B common stock held directly by OmniLit Sponsor LLC. Al Kapoor disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Does not include any shares held by our sponsor, of which each of these individuals is a member. Each individual disclaims beneficial ownership of such securities except to the extent of their ultimate pecuniary interest therein.

(5)	According to a Schedule 13G filed on November 19, 2021 by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,160,877 shares of Class A Common Stock held by the Highbridge Funds. The business address for each of these reporting persons is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(6)	According to a Schedule 13G filed on November 19, 2021 by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. Each of these reporting persons has shared voting and dispositive power over, and may be deemed to be the beneficial owner of, the 1,066,604 shares of Class A Common Stock reported in such Schedule 13G. The business address for each of these reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 20, 2021, our sponsor purchased 4,312,500 founder shares. On September 27, 2021 our sponsor forfeited 718,750 shares for no consideration. On November 1, 2021, we effected a 1 1/3-to-1 forward stock split on our founder shares and as a result our sponsor owns 4,791,667 shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares upon completion of our IPO. The founder shares (including the Class A common stock issuable upon exchange thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

On November 12, 2021, simultaneously with the consummation of our IPO, we sold to our sponsor, Imperial Capital, LLC, and I-Bankers Securities in a private placement an aggregate of 6,920,500 private warrants at a price of $1.00 per warrant, generating total proceeds of $6,920,500. The private warrants are identical to the public warrants, except that they: (i) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination; and (ii) will be entitled to registration rights.

As more fully discussed in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-260090), if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Each of our directors and executive officers are members of our sponsor. None of our officers or directors has received any cash compensation for services rendered to us. Our sponsor, officers, and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Prior to the closing of our IPO, our sponsor loaned us $300,000 to be used for a portion of the expenses of our IPO. This loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of our IPO. The loan was repaid upon the closing of our IPO out of the $340,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions). The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under the loan.

We currently maintain our executive offices at 1111 Lincoln Road, Suite 500 Miami Beach, FL 33139. Our executive offices are provided to us by our sponsor at no charge.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such working capital loans may be convertible into warrants equivalent to the private warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Registration Rights

The holders of founder shares and private warrants are entitled to registration rights pursuant to a registration rights agreement signed on November 8, 2021. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to the registration rights agreement.

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions at the time of prior to our IPO. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Since our IPO we have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be paid by us to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the $300,000 repaid to our sponsor for the loan granted in connection with the offering and the following payments, which may be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the offering held in the trust account prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Brian F. Hughes, James M. Jenkins, Mark D. Norman, and Kent R. Weldon are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum or services rendered.

Audit Fees. For the period from May 20, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $94,760, for the services Marcum performed in connection with our IPO and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from May 20, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from May 20, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from May 20, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	Financial Statements

(2)	Financial Statement Schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 8, 2021, by and between Registrant and Imperial Capital, LLC, I-Bankers Securities, Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

3.1(a)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

3.1(b)	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.4	Warrant Agreement, dated November 8, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

4.5*	Description of Registrant’s Securities

10.1	Letter Agreement, dated November 8, 2021, among the Registrant and its officers, directors and initial stockholders, including OmniLit Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.2	Investment Management Trust Agreement, dated November 8, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.3	Registration Rights Agreement, dated November 8, 2021, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated November 8, 2021, by and between the Registrant, OmniLit Sponsor, LLC, Imperial Capital, LLC, and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.5	Securities Subscription Agreement, dated May 20, 2021, between the Registrant and OmniLit Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

10.6	Forfeiture Agreement, dated September 27, 2021, between the Registrant and OmniLit Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

10.7	Indemnity Agreement, dated November 8, 2021, among the Registrant and Al Kapoor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.8	Indemnity Agreement, dated November 8, 2021, among the Registrant and Brian F. Hughes (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.9	Indemnity Agreement, dated November 8, 2021, among the Registrant and Skylar M. Jacobs (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.10	Indemnity Agreement, dated November 8, 2021, among the Registrant and James M. Jenkins (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.11	Indemnity Agreement, dated November 8, 2021, among the Registrant and Robert O. Nelson II (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.12	Indemnity Agreement, dated November 8, 2021, among the Registrant and Mark D. Norman (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.13	Indemnity Agreement, dated November 8, 2021, among the Registrant and Kent R. Weldon (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

24*	Power of Attorney (included on signature page to the Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6 2021)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY

None.

OMNILIT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OmniLit Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of OmniLit Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ deficit and cash flows for the period from May 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from May 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of February 12, 2023. The Company must sign a letter of intent to acquire or combine with a viable business acquisition candidate as a condition of extending the liquidation date.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

April 1, 2022

OMNILIT ACQUISITION CORP.

BALANCE SHEET
DECEMBER 31, 2021

Assets
Current assets:
Cash on hand	$494,599
Prepaid expenses	171,908
Total current assets	666,507

Long-term prepaid expenses	135,036
Marketable securities held in Trust Account	146,626,679
Total assets	$147,428,222

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering costs	$204,095
Total current liabilities	204,095

Deferred underwriters’ discount	5,031,250
Total liabilities	5,235,345

Commitments and contingencies (Note 6)

Class A Common stock subject to possible redemption, 14,375,000 shares at redemption value of $10.20	146,625,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; zero issued and outstanding, excluding 14,375,000 shares subject to possible redemption	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479
Additional paid-in capital	-
Accumulated deficit	(4,432,602)
Total stockholders’ deficit	(4,432,123)
Total liabilities and stockholders’ deficit	$147,428,222

The accompanying notes are an integral part of this financial statement.

OMNILIT ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$171,167
Loss from operations	(171,167)

Other income (expense)
Interest earned on investment held in Trust Account	1,679
Total other income	1,679

Net loss	$(169,488)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	14,375,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	4,330,522
Basic and diluted net loss per share, Class B common stock	$(0.01)

The accompanying notes are an integral part of these financial statements.

OmniLit Acquisition Corp

Statement of Shareholders’ Deficit

For the period from May 20, 2021 (inception) through December 31, 2021

	Preferred Stock		Class B Common Stock		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of May 20, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to initial shareholder	-	-	4,791,667	479	24,521	-	25,000
Proceeds from issuance of public warrants, net of offering costs					3,359,443		3,359,443
Issuance of private placement warrants in connection with Initial Public Offering, net of offering costs	-	-	-	-	6,900,893	-	6,900,893
Remeasurement of shares subject to redemption					(10,284,857)	(4,263,114)	(14,547,971)
Net income	-	-	-	-	-	(169,488)	(169,488)
Balance as of December 31, 2021	-	$-	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)

(1)	On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our sponsor. On September 27, 2021, our sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split of its Class B common stock, so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. Shares have been retroactively restated to reflect these transactions (see Note 5).

The accompanying notes are an integral part of these financial statements.

OMNILIT ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(169,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,679)
Changes in current assets and liabilities:
Prepaid expenses	(306,945)
Accounts payable and accrued offering costs	204,095
Net cash used in operating activities	(274,017)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(146,625,000)
Net cash used in investing activities	(146,625,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	140,875,000
Proceeds from issuance of private placement warrants	6,920,500
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from notes-payable related party	300,000
Proceeds from advances from related party	363,995
Payment of offering costs	(426,884)
Payoff of amounts due to related party	(663,995)
Net cash provided by financing activities	147,393,616

Net change in cash	494,599
Cash, beginning of the period	-
Cash, end of the period	$494,599

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Remeasurement of Shares Subject to Redemption	$14,547,971
Deferred underwriting fee payable	$5,031,250
Offering costs included in accounts payable and accrued expenses	$66,435

The accompanying notes are an integral part of these financial statements.

OMNILIT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

OmniLit Acquisition Corp. (the “Company”) was incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business-combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business-combination target.

As of December 31, 2021, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Initial Public Offering were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2021 (the “Effective Date”). On November 12, 2021, the Company completed its initial public offering (the “Initial Public Offering” or “IPO”) of 14,375,000 units (“Units”), including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000 which is discussed in Note 3.

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

Transaction costs amounted to $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $426,884 of other offering costs. In addition, $1,579,046 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing of an agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect the Business Combination.

Upon the closing of the Initial Public Offering, a total of $146,625,000 ($10.20 per Unit) of the net proceeds from the IPO and the Private Placement was deposited in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the Business Combination; (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation; and (c) the redemption of the Company’s public shares if the Company is unable to complete the Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extend the period of time to consummate a business combination, as described in more detail in our final prospectus related to our IPO filed with the SEC on November 10, 2021 (the “Prospectus”)), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association.

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the public shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC 470-20. The public shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize this change immediately.

Initial Business Combination

The Company has 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, as described in more detail in the Prospectus) to consummate the Business Combination (the “Combination Period”). However, if the Company is unable to complete the Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes obligations and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in this registration statement of which the Prospectus forms a part, and then seek to dissolve and liquidate.

The Sponsor, officers, and directors have agreed: (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination; (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the Business Combination within the Combination Period.

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

Liquidity and Going Concern Consideration

As of December 31, 2021, the Company had cash on hand of $494,599 held outside of the Trust Account and available for working capital purposes. The Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

The Company does not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

Note 2 — Significant Accounting Policies Basis of Presentation

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, on December 31, 2021, offering costs totaling $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $426,885 of other offering costs were recorded as a charge in accumulated deficit.

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

All of the 14,375,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. At December 31, 2021, the Class A Ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000

Less:
Proceeds allocated to Public Warrants at issuance	(3,566,173)
Class A ordinary share issuance costs	(8,106,798)
Add: Accretion of Carrying value to redemption value	14,547,971
Class A ordinary shares subject to possible redemption	$146,625,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statement, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the period ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the period from May 20, 2021 (Inception) through December 31, 2021. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the period from May 20, 2021 (Inception) through December 31, 2021, net loss per common share is as follows:

	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(127,116)	$(42,372)

Denominator
Weighted-average shares outstanding	14,375,000	4,330,522
Basic and diluted net loss per share	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020- 06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

Note 3 — Initial Public Offering

On November 12, 2021, the Company completed its IPO of 14,375,000 units, including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each public warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The underwriters were paid a cash underwriting discount of $2,875,000, or $0.20 per Unit, of the gross proceeds of the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $5,031,250 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 4— Private Placement

Simultaneously with the closing of the IPO, the Company completed a private placement of an aggregate of 6,920,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $6,920,500. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account.

The Private Placement Warrants will be identical to the warrants sold in the Initial Public Offering, except that the Private Placement Warrants: (i) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Business Combination; and (ii) will be entitled to registration rights.

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

The Company’s Sponsor has agreed: (i) to waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Business Combination; (ii) to waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation: (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, as described in more detail in the Prospectus); or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business-combination activity; and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, as described in more detail in the Prospectus). In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Business Combination.

Note 5 — Related Party Transactions

Related Party Payables

Since our inception our Sponsor has advanced an aggregate of $363,995 on our behalf to cover certain expenses (the “Advances”). The Advances were repaid upon the consummation of the Initial Public Offering from funds not held in the trust account.

Promissory Note — Related Party

On June 10, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. In July, 2021, $300,000 was advanced to the Company in accordance with the terms of the agreement. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, no Working Capital Loans have been made to the Company.

Related Party Extension Loans

The Company will have until 15 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company will, by resolution of the Company’s board of directors, extend the period of time to consummate a Business Combination by an additional three months up to twice (for a total of up to 21 months to complete a Business Combination) if such extension is requested by the Sponsor. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of the Initial Public Offering, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the trust account $1,250,000, or up to $1,437,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. Such payment would be made in the form of a loan. Such loan will be non-interest bearing and payable upon the consummation of the Company’s Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amount out of the proceeds of the trust account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loan out of the funds held in the trust account in the event that the Company does not complete a Business Combination. The Company will only be able to extend the period of time to consummate a Business Combination by an additional three months twice (for a total of six months), and public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. The Sponsor and its affiliates or designees are obligated to fund the trust account in order to extend the time for the Company to complete a Business Combination, but the Sponsor is not obligated to extend such time.

Founder Shares

On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our sponsor. On September 27, 2021, our sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split on our founder shares and as a result holds 4,791,667 founder shares for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share, in connection with formation. The Sponsor has agreed not to transfer, assign or sell its founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions.

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

Note 6 — Commitments Registration Rights

The holders of the founder shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, and warrants (including underlying securities) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise their demand rights on more than one occasion.

Underwriters Agreement

On November 12, 2021, the underwriters were paid a cash underwriting discount of $2,875,000, or $0.20 per Unit, of the gross proceeds of the IPO. An additional fee of $0.35 per Unit, or $5,031,250 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company granted Imperial Capital, for a period beginning on the closing of the Initial Public Offering and ending 12 months after the date of the consummation of the Business Combination, a right of first refusal to provide investment banking and/or financial advisory services in connection with certain future transaction until the earlier of (x) the date of the consummation of our initial business combination and (y) 18 months from the closing of the IPO. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which the Prospectus forms a part.

Note 7 — Stockholder’s Deficit

Recapitalization — On November 1, 2021, the Company effected a recapitalization whereby a 1 1/3 for 1 forward stock split of its Class B common stock was completed so that the Sponsor owns an aggregate of 4,791,667 founder shares.

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31,2021, there were 14,375,000 shares of Class A common stock issued and outstanding and subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31,2021, there were 4,791,667 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Company’s registration statement and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or any private placement- equivalent units issued to the Sponsor, its affiliates, or certain of officers and directors upon conversion of working capital loans made to the Company).

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Warrants — At December 31, 2021 there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding.

Each whole warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if: (A) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”); (B) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions); and (C) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO, or 30 days after the completion of its Business Combination and will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

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

Note 8 — Fair Value

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	December 31, 2021
Marketable securities held in Trust Account	1	$146,626,679

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from May 20, 2021 (inception) through December 31, 2021.

OMNILIT ACQUISITION CORP

NOTES TO FINANCIAL STATEMENT

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Fair Value Measurement

The Company established the initial fair value for the warrants on November 9, 2021, the date of the Company’s Initial Public Offering, using a modified Black-Scholes model for the Public Warrants and Private Placement Warrants and the transaction prices that serve as a proxy for fair value that were observed on the Balance Sheet date. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as a charge to accumulated deficit based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

	November 9, 2021
	Initial Measurement
Input	Public Warrants	Private Placement Warrants
Common stock price	$9.79	$9.79
Risk-free interest rate	1.34%	1.34%
Expected term in years	5.87 years	5.87 years
Expected volatility	10.00%	10.00%
Exercise price	$11.50	$11.50
Fair Value per warrant	$0.50	$0.50

Note 9-Income Taxes

As of December 31, 2021, the Company’s net deferred tax assets are as follows:

Deferred tax asset:
Organizational costs/Startup expenses	$11,964
Net operating loss	29,971
Total deferred tax asset	41,935
Valuation allowance	(41,935)
Deferred tax asset, net of allowance	$-

The income tax benefit for the period from May 20, 2021, (inception) through December 31, 2021, consists of the following:

Federal:
Current	$-
Deferred	(35,944)

State:
Current	-
Deferred	(5,991)
Change in valuation allowance	41,935
Income tax provision	$-

As of December 31, 2021, the Company has $122,158 of U.S. federal and state net operating loss carryovers, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from May 20, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $41,935.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	2.8%
Change in valuation allowance	-23.8%
Income tax provision	0.0%

The Company will file income tax returns in the U.S. federal jurisdiction and Florida. The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as described below. The Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNILIT ACQUISITION CORP.

Dated: April 1, 2022	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Al Kapoor and Robert O. Nelson II and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al Kapoor	Chairman & Chief Executive Officer and Director	April 1, 2022
Al Kapoor	(Principal Executive Officer)

/s/ Robert O Nelson II	Chief Financial Officer and Secretary	April 1, 2022
Robert O Nelson II	(Principal Accounting and Financial Officer)

/s/ Skylar M Jacobs	Chief Operating Officer	April 1, 2022
Skylar M Jacobs

/s/ Kent R Weldon	Director	April 1, 2022
Kent R Weldon

/s/ Mark D Norman	Director	April 1, 2022
Mark D Norman

/s/ Brian F Hughes	Director	April 1, 2022
Brian F Hughes

/s/ James M Jenkins	Director	April 1, 2022
James M Jenkins