Form 10-Q
period 2022-03-31
OmniLit Acquisition Corp.
filed 2022-05-06
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41034

OMNILIT ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0816957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Lincoln Road, Suite #500

Miami Beach, FL 33139

(Address of principal executive offices and zip code)

(786) 750-2820

(Registrant’s telephone number including area code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2022, there were 14,375,000 shares of Class A common stock, par value $0.0001 per share and 4,791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OMNILIT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

OmniLit Acquisition Corp.

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash on hand	$177,312	$494,599
Prepaid expenses	212,597	171,908
Total current assets	389,909	666,507

Long-term prepaid expenses	96,156	135,036
Marketable securities and cash held in Trust Account	146,638,646	146,626,679
Total assets	$147,124,711	$147,428,222

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering costs	$72,501	$204,095
Total current liabilities	72,501	204,095

Deferred underwriters’ discount	5,031,250	5,031,250
Total liabilities	5,103,751	5,235,345

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 14,375,000 shares at redemption value of $10.20	146,625,000	146,625,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 14,375,000 of Class A common stock subject to possible redemption	-	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479	479
Additional paid-in capital	-	-
Accumulated deficit	(4,604,519)	(4,432,602)
Total stockholders’ deficit	(4,604,040)	(4,432,123)
Total liabilities and stockholders’ deficit	$147,124,711	$147,428,222

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statement of Operations

For the Three Months Ended March 31, 2022 (Unaudited)

Operating costs	$183,884
Loss from operations	(183,884)

Other income (expense)
Interest earned on investment held in Trust Account	11,967
Total other income	11,967

Net loss	$(171,917)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	14,375,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	4,791,667
Basic and diluted net loss per share, Class B common stock	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2022 (Unaudited)

			Class B		Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	-	$-	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)
Net income	-	-	-	-	-	(171,917)	(171,917)
Balance as of March 31, 2022 (unaudited)	-	$-	4,791,667	$479	$-	$(4,604,519)	$(4,604,040)

(1)	On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our sponsor. On September 27, 2021, our sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split of its Class B common stock, so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2022 (Unaudited)

Cash flows from operating activities:
Net income	$(171,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(11,967)
Changes in current assets and liabilities:
Prepaid expenses	(1,809)
Accounts payable and accrued offering costs	(65,159)
Net cash used in operating activities	(250,852)

Cash flows from financing activities:
Payment of offering costs	(66,435)
Net cash used in financing activities	(66,435)

Net change in cash	(317,287)
Cash, beginning of the period	494,599
Cash, end of the period	$177,312

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred underwriting fee payable	$5,031,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

OMNILIT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2021 (the “Effective Date”). On November 12, 2021, the Company completed its initial public offering (the “Initial Public Offering” or “IPO”) of 14,375,000 units (“Units”), including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000 which is discussed in Note 3.

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

In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the public shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC 470-20. The public shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize this change immediately.

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

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had cash on hand of $177,312 held outside of the Trust Account and available for working capital purposes. The Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in treasury securities. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs associated with the IPO totaled $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $426,885 of other offering costs were recorded as a charge in accumulated deficit.

Class A Common Stock Subject to Possible Redemption

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

All of the 14,375,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. At March 31, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000

Less:
Proceeds allocated to Public Warrants at issuance	(3,566,173)
Class A common stock issuance costs	(8,106,798)
Add:
Accretion of Carrying value to redemption value	14,547,971
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the period ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the period from January 1 through March 31, 2022. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the period from January 1, 2022 through March 31, 2022, net loss per common share is as follows:

	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$(128,938)	$(42,979)

Denominator
Weighted-average shares outstanding	14,375,000	4,791,667
Basic and diluted net income per share	$(0.01)	$(0.01)

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

Note 3 — Public Offering

On November 12, 2021, the Company completed its IPO of 14,375,000 units, including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share. Each public warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Commencing January 24, 2022, holders of the Units sold in the Initial Public Offering may elect to separately trade the Class A common stock and Public Warrants included in the Units. Those Units not separated will continue to trade on the Nasdaq Global Market under the symbol “OLITU,” and the common stock and Public Warrants that are separated will trade on the Nasdaq Global Market under the symbols “OLIT” and “OLITW,” respectively.

Note 4 — Private Placement

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

Related Party Payable

Since our inception our Sponsor has advanced an aggregate of $363,995 on our behalf to cover certain expenses (the “Advances”). The Advances were repaid upon the consummation of the Initial Public Offering from funds not held in the Trust Account.

Promissory Note — Related Party

On June 10, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. In July, 2021, $300,000 was advanced to the Company in accordance with the terms of the agreement. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021, or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, no Working Capital Loans have been made to the Company.

Related Party Extension Loans

The Company will have until 15 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company will, by resolution of the Company’s board of directors, extend the period of time to consummate a Business Combination by an additional three months up to twice (for a total of up to 21 months to complete a Business Combination) if such extension is requested by the Sponsor. Pursuant to the terms of the Company’s certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of the Initial Public Offering, in order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,437,500 ($0.10 per share in either case), on or prior to the date of the applicable deadline. Such payment would be made in the form of a loan. Such loan will be non-interest bearing and payable upon the consummation of the Company’s Business Combination. If the Company completes a Business Combination, the Company would repay such loaned amount out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loan. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Company will only be able to extend the period of time to consummate a Business Combination by an additional three months twice (for a total of six months), and public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. The Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for the Company to complete a Business Combination, but the Sponsor is not obligated to extend such time.

Founder Shares

On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our Sponsor. On September 27, 2021, our Sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split on our founder shares and as a result our Sponsor holds 4,791,667 founder shares for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share, in connection with formation. The Sponsor has agreed not to transfer, assign or sell its founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions.

Commitment Letter

On March 31, 2022, the Sponsor provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination. As of March 31, 2022, no funds have been provided from the Commitment Letter.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Deficit

Recapitalization — On November 1, 2021, the Company effected a recapitalization whereby a 1 1/3 for 1 forward stock split of its Class B common stock was completed so that the Sponsor owns an aggregate of 4,791,667 founder shares.

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were zero shares of Class A common stock issued and outstanding, excluding 14,375,000 of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 4,791,667 shares of Class B common stock issued and outstanding.

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

Warrants — At March 31, 2022 there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	March 31, 2022
Marketable securities held in Trust Account	1	$146,638,646

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from May 20, 2021 (inception) through March 31, 2022.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were available to be issued. The Company did not identify any subsequent events that would have required additional adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. Our actual results and financial condition may differ materially from those express or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview

We are a blank check company incorporated on May 20, 2021 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from January 1, 2022 through March 31, 2022 were operating activities, to search for business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2022 through March 31, 2022, we had a net loss of $171,917, which consisted of formation and operational costs of $183,884 offset by interest earned on investments held in the Trust Account of $11,967.

Liquidity and Capital Resources

On November 12, 2021, we consummated our IPO of 14,375,000 Units, inclusive of the underwriters’ election to fully exercise their option to purchase an additional 1,875,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of our IPO, we consummated the sale of 6,920,500 Private Placement Warrant to our sponsor, Imperial Capital and I-Bankers at a price of $1.00 per Private Placement Warrant generating gross proceeds of $6,920,500.

Following our IPO, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $146,625,000 was placed in the Trust Account. We incurred $8,333,135 in transaction costs, including $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees and $426,885 of other offering costs.

For the period from January 1, 2022 through March 31, 2022, cash used in operating activities was $250,852. Net loss of $171,917 was affected by interest earned on investments held in the Trust Account of $11,967 and changes in operating assets and liabilities used $66,968 of cash for operating activities.

As of March 31, 2022, we had cash and investments held in the Trust Account of $146,638,646. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $177,312 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such working capital loans may be convertible into warrants equivalent to the Private Placement Warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At March 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 12, 2021, we consummated our Initial Public Offering of 14,375,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. Imperial Capital, LLC acted as the sole book running manager and I-Bankers Securities, Inc. as the co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260090). The SEC declared the registration statement effective on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNILIT ACQUISITION CORP.

Date: May 6, 2022	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Robert O. Nelson II
	Name:	Robert O. Nelson II
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

