Form 10-Q
period 2022-06-30
OmniLit Acquisition Corp.
filed 2022-08-10
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 14,375,000 shares of Class A common stock, par value $0.0001 per share and 4,791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OMNILIT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statement of Operations for the three and six months ended June 30, 2022 and the period from May 20, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statement of Stockholders’ Deficit for the three and six months ended June 30, 2022 and the period from May 20, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the six months ended June 30, 2022 and the period from May 20, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Condensed Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	20
Part II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

OmniLit Acquisition Corp.

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash on hand	$283,149	$494,599
Prepaid expenses	193,533	171,908
Total current assets	476,682	666,507

Long-term prepaid expenses	56,412	135,036
Marketable securities and cash held in Trust Account	146,672,717	146,626,679
Total assets	$147,205,811	$147,428,222

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering costs	$82,646	$204,095
Income tax liability	$6,387	$-
Total current liabilities	89,033	204,095

Deferred underwriters’ discount	5,031,250	5,031,250
Total liabilities	5,120,283	5,235,345

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 14,375,000 shares at redemption value of $10.20	146,625,000	146,625,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479	479
Additional paid-in capital	-	-
Accumulated deficit	(4,539,951)	(4,432,602)
Total stockholders’ deficit	(4,539,472)	(4,432,123)
Total liabilities and stockholders’ deficit	$147,205,811	$147,428,222

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statement of Operations

For the Three Months and Six Months Ended June 30, 2022 and the period from May 20, 2021 (Inception) Through June 30, 2021 (unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	May 20, 2021 (Inception) Through June 30, 2021
	(unaudited)	(unaudited)	(unaudited)
Operating costs	$137,279	$321,163	$-
Loss from operations	(137,279)	(321,163)	-
Interest earned on investment held in Trust Account	(208,234)	(220,201)	-
Total income (loss) before income tax	70,955	(100,962)
Income tax expense	6,387	6,387
Net Income (loss)	64,568	$(107,349)	$-

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	14,375,000	14,375,000	-
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.01	$(0.01)	$-

Basic and diluted weighted average shares outstanding, Class B common stock	4,791,667	4,791,667	4,312,500
Basic and diluted net income (loss) per share, Class B common stock	$0.01	$(0.01)	$-

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statement of Stockholders’ Deficit

For the Three Months and Six Months Ended June 30, 2022 and the period from May 20, 2021 (Inception) Through June 30, 2021 (unaudited)

			Class B
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021(1)	-	$-	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)
Net loss (January 1 through March 31, 2022)	-	-	-	-	-	(171,917)	(171,917)
Balance as of March 31, 2022 (unaudited)	-	$-	4,791,667	$479	$-	$(4,604,519)	$(4,604,040)
Net income (Three Months Ended June 30, 2022)	-	-	-	-	-	64,568	64,568
Balance as of June 30, 2022 (Six Month Ended) (unaudited)	-	$-	4,791,667	$479	$-	$(4,539,951)	$(4,539,472)

Balance as of May 20, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	4,312,500	$431	$24,569	-	25,000
Net loss	-	$-	-	$-	$-	$-	$-
Balance as of June 30, 2021 (unaudited)	-	-	4,312,500	$431	$24,569	-	$25,000

(1)	On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our sponsor. On September 27, 2021, our sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split of its Class B common stock, so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2022 and the period from May 20, 2021 (Inception) Through June 30, 2021 (unaudited)

	Six Months Ended June 30, 2022	May 20, 2021 (Inception) Through June 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(107,349)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(220,201)	-
Changes in current assets and liabilities:
Prepaid expenses	56,999	-
Accounts payable	(55,014)	-
Income tax expense	6,387
Net cash used in operating activities	(319,178)	-

Cash flows from financing activities:
Proceeds from Issuance of Class B common stock to Sponsor	-	25,000
Payment of offering costs	(66,435)	-
Funds Transfer from Trust Account to Cash for DE Tax Reimbursement	174,163	-
Net cash provided by financing activities	107,728	25,000

Net change in cash	(211,450)	25,000
Cash, beginning of the period	494,599	-
Cash, end of the period	$283,149	$25,000

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred offering costs in accrued offering costs and expenses	$-	$99,995
Deferred underwriting fee payable	$5,031,250	$-

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

As of June 30, 2022, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association.

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

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had cash on hand of $283,149 held outside of the Trust Account and available for working capital purposes. On December 31, 2021 the working capital amount was $494,599. The Trust reimbursed the Cash account $174,163 for franchise tax payments. In addition, Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of February 12, 2023. The Company must implement a resolution by the board as a condition of extending the liquidation date (by an additional three months up to twice) up to August 12, 2023. The Company plans to complete the transaction before the liquidation date. In connection with the Special Purpose Acquisition Corporation’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, although the Company intends to consummate a Business Combination on or before February 12, 2023, management has determined that the mandatory liquidation deadline less than 12 months away, should a Business Combination not occur and an extension is not requested by the Sponsor, raises doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2023.

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

In February 2022, The Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in treasury securities. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account.

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

All of the 14,375,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. At December 31, 2021 and June 30, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$143,750,000

Less:
Proceeds allocated to Public Warrants at issuance	(3,566,173)
Redeemable ordinary share issuance costs	(8,106,798)

Add:	14,547,971
Accretion of Carrying value to redemption value	$146,625,000

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OmniLit Acquisition Corp.

Provision for Income Taxes

For the Three Months and Six Months Ended June 30, 2022 and the period from May 20, 2021 (Inception) Through June 30, 2021 (unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	May 20, 2021 (Inception) Through June 30, 2021
	(unaudited)	(unaudited)	(unaudited)
Current taxes	$6,387	$6,387	$-
Deferred taxes	-	-	-
Income tax expense	6,387	6,387	-
Income before income taxes	70,955	(100,962)	-
Effective tax rate	9.00%	6.33%	-

The accompanying notes are an integral part of the unaudited condensed financial statements

Our effective tax rate was 9.00% for the three months ended June 30, 2022, 6.33% for the six months ended June 30, 2022 and 0.00% for the period May 20, 2021 (Inception) Through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and May 20, 2021 (Inception) Through June 30, 2021, due to changes in the valuation allowance on the deferred tax assets.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the period ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the period from January 1 through June 30, 2022. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the Three and Six Month Ended June 30, 2022 and the period from May 20, 2021 (Inception) Through June 30, 2021, net income (loss) per common share is as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022		May 20, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$48,426	$16,142	$(80,513)	$(26,837)	$-	$-

Denominator
Weighted-average shares outstanding	14,375,000	4,791,667	14,375,000	4,791,667	-	4,312,500
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.01)	$(0.01)	$-	$-

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, no Working Capital Loans have been made to the Company.

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

Commitment Letter

On June 30, 2022, the Sponsor provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination. As of June 30, 2022, no funds have been provided from the Commitment Letter.

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

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were zero shares of Class A common stock issued and outstanding, excluding 14,375,000 of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 4,791,667 shares of Class B common stock issued and outstanding.

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

Warrants — At June 30, 2022 there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	June 30, 2022
Marketable securities held in Trust Account	1	$146,672,717

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from May 20, 2021 (inception) through June 30, 2022.

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

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from January 1, 2022 through June 30, 2022 were operating activities, to search for business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 20, 2021 (inception) through June 30, 2021, we had no income as a result of no formation and operational costs and no interest earned on no investments held in the trust Account.

For the period from January 1 through March 31, 2022, we had a loss of $171,917, which consisted of formation and operational costs of $183,884 offset by interest earned on investments held in the trust Account of $11,967.

For the period from April 1 through June 30, 2022, we had an income of $64,568, which consisted of formation and operational costs of $137,279, and income taxes of $6,387, offset by interest earned on investments held in the trust Account of $208,234.

For the period from January 1, 2022, through June 30, 2022, we had a net loss of $107,349, which consisted of formation and operational costs of $321,163, and income taxes of $6,387, offset by interest earned on investments held in the Trust Account of $220,201.

Liquidity and Capital Resources

On June 30, 2021 we had $25,000 in cash and a working capital deficit of $29,000. Further, we incurred and expected to continue to incur significant costs in pursuit of our financing and acquisition plans. Our liquidity needs were satisfied prior to the completion of this offering through a capital contribution from our sponsor of $25,000 for the founder shares and up to $300,000 in loans available from our sponsor under an unsecured promissory note. We estimated that the net proceeds from our offering will be held in the trust account. The proceeds held in the trust account were to be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. We expected the interest earned on the amount in the trust account will be sufficient to pay our income taxes.

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

For the period from January 1, 2022 through June 30, 2022, cash used in operating activities was $319,178. Net loss of $106,068 was affected by interest earned on investments held in the Trust Account of $220,201 and changes in operating assets and liabilities used $1,985 of cash for operating activities.

As of June 30, 2022, we had cash and investments held in the Trust Account of $146,672,717. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we withdrew money twice from the Trust Account, once to reimburse the cash account that paid 2021 franchise tax, and a second time to reimburse the cash account that paid the first installment of 2022 franchise tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $283,149 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from loss per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

OMNILIT ACQUISITION CORP.

Date: August 10, 2022	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Robert O. Nelson II
	Name:	Robert O. Nelson II
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

