Form 10-Q
period 2022-09-30
OmniLit Acquisition Corp.
filed 2022-10-25
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of October 25, 2022, there were 14,375,000 shares of Class A common stock, par value $0.0001 per share and 4,791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OMNILIT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended September 30, 2022 and September 30, 2021, nine months ended September 30, 2022 and the period from May 20, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Stockholders’ Deficit for the three month ended September 30, 2022 and September 30, 2021, nine months ended September 30, 2022 and the period from May 20, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period from May 20, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Condensed Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	22
Part II. OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

OmniLit Acquisition Corp.

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash on hand	$190,012	$494,599
Prepaid expenses	174,305	171,908
Total current assets	364,317	666,507

Long-term prepaid expenses	16,668	135,036
Marketable securities and cash held in Trust Account	147,310,156	146,626,679
Total assets	$147,691,141	$147,428,222

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering cost	$82,700	$204,095
Income tax liability	$154,773	$-
Total current liabilities	237,473	204,095

Deferred underwriters’ discount	5,031,250	5,031,250
Total liabilities	5,268,723	5,235,345

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 14,698,144 shares at redemption value of $10.20	146,981,439	146,625,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479	479
Additional paid-in capital	-	-
Accumulated deficit	(4,559,500)	(4,432,602)
Total stockholders’ deficit	(4,559,021)	(4,432,123)
Total liabilities and stockholders’ deficit	$147,691,141	$147,428,222

The accompanying notes are an integral part of the unaudited condensed financial statements

OmniLit Acquisition Corp.

Condensed Statements of Operations

For the Three Months Ended September 30, 2022 and September 30, 2021 and Nine Months Ended September 30, 2022 and the period from May 20, 2021 (Inception) Through September 30, 2021 (unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	May 20, 2021 (Inception) Through September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating costs	$176,931	$-	$498,094	$-
Loss from operations	(176,931)	-	(498,094)	-
Interest earned on investment held in Trust Account	662,207	-	882,408	-
Total income before income tax	485,276		384,314
Income tax expense	148,386		154,773
Net income	336,890	$-	$229,541	$-

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	14,375,000	-	14,375,000	-
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.02	$-	$0.01	$-

Basic and diluted weighted average shares outstanding, Class B common stock	4,791,667	4,281,250	4,791,667	4,291,045
Basic and diluted net income per share, Class B common stock	$0.02	$-	$0.01	$-

The accompanying notes are an integral part of the unaudited condensed financial statements

OmniLit Acquisition Corp.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended September 30, 2022 and September 30, 2021, Nine Months Ended September 30, 2022 and the period from May 20, 2021 (Inception) Through September 30, 2021 (unaudited)

	Class B		Additional

	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021(1)	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)
Net loss (January 1 through March 31, 2022)	-	-	-	(171,917)	(171,917)
Balance as of March 31, 2022 (unaudited)	4,791,667	$479	$-	$(4,604,519)	$(4,604,040)
Net income (Three Months Ended June 30, 2022)	-	-	-	64,568	64,568
Balance as of June 30, 2022 (unaudited)	4,791,667	$479	$-	$(4,539,951)	$(4,539,472)
Accretion of common stock to redemption value				$(356,439)	$(356,439)
Net income (Three Months Ended September 30, 2022)	-	-	-	336,890	336,890
Balance as of September 30, 2022 (Nine Months Ended) (unaudited)	4,791,667	$479	$-	$(4,559,500)	$(4,559,021)

Balance as of May 20, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	4,791,667	$479	$24,521	-	25,000
Net loss	-	$-	$-	$-	$-
Balance as of June 30, 2021 (unaudited)	4,791,667	$431	$24,569	-	$25,000
Net loss (Three Months Ended September 30, 2021)	-	$-	$-	$-	$-
Balance as of September 30, 2021 (unaudited)	4,791,667	$479	$24,521	-	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements

(1)	On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our sponsor. On September 27, 2021, our sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split of its Class B common stock, so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. (See Note 5).

OmniLit Acquisition Corp.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and the period from May 20, 2021 (Inception) Through September 30, 2021 (unaudited)

	Nine Months Ended September 30, 2022	May 20, 2021 (Inception) Through September 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$229,541	$-
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(882,408)	-
Changes in current assets and liabilities:
Prepaid expenses	115,971	-
Accounts payable	(54,959)	-
Income tax expense	154,773
Net cash used in operating activities	(437,082)	-

Cash flows from financing activities:
Proceeds from Issuance of Class B common stock to Sponsor	-	25,000
Proceeds from notes-payable to related party		300,000
Proceeds from advances from related party		363,995
Payments of deferred offering costs associated with initial public offering		(160,095)
Payment of offering costs	(66,435)	-
Funds Transfer from Trust Account to Cash for DE Tax Reimbursement	198,930	-
Net cash provided by financing activities	132,495	528,900

Net change in cash	(304,587)	528,900
Cash, beginning of the period	494,599	-
Cash, end of the period	$190,012	$528,900

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred offering costs in accrued offering costs and expenses	$-	$23,000
Deferred underwriting fee payable	$5,031,250	$-
Accretion of common stock to redemption value	$356,439

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

As of September 30, 2022, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had cash on hand of $190,012 held outside of the Trust Account and available for working capital purposes. On December 31, 2021 the working capital amount was $494,599. The Trust reimbursed the Cash account $198,930 for franchise tax payments. In addition, Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in treasury securities. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. At December 31, 2021 and September 30, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

	September 30, 2022	December 31, 2021

Gross proceeds	$143,750,000	$143,750,000

Less:
Proceeds allocated to Public Warrants at issuance	(3,566,173)	(3,566,173)
Redeemable common stock issuance costs	(8,106,798)	(8,106,798)

Add:
Accretion of Carrying value to redemption value	14,904,410	14,547,971
Common stock subject to redemption	$146,981,439	$146,625,000

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

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common stocks and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and Florida as its only “major” tax jurisdictions.

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

OmniLit Acquisition Corp.

Provision for Income Taxes

For the Three Months Ended September 2022 and September 30, 2021, Nine Months Ended September 30, 2022 and the period from May 20, 2021 (Inception) Through September 30, 2021 (unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	May 20, 2021 (Inception) Through September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current taxes	$148,386	$-	$154,773	$-
Deferred taxes	-	-	-	-
Income tax expense	148,386	-	154,773	-
Income before income taxes	485,276	-	384,314	-
Effective tax rate	30.58%	-	40.27%	-

The accompanying notes are an integral part of the unaudited condensed financial statements

Our effective tax rate was 30.58% for the three months ended September 30, 2022, 40.27% for the nine months ended September 30, 2022 and 0.00% for the period May 20, 2021 (Inception) Through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and May 20, 2021 (Inception) Through September 30, 2021, due to changes in the valuation allowance on the deferred tax assets.

New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to access the potential impact of the IR Act. Based on our preliminary assessment, we do not expect a material impact on our consolidated financial statements.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the period ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income per share is the same as basic income per share for the period from January 1 through September 30, 2022. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the Three Months Ended September 30, 2022 and September 30, 2021, Nine Months Ended September 30, 2022 and the period from May 20, 2021 (Inception) Through September 30, 2021, net income per common stock is as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		May 20, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$252,667	$84,222	$-	$-	$172,155	$57,385	$-	$-

Denominator
Weighted-average shares outstanding	14,375,000	4,791,667	-	4,281,250	14,375,000	4,791,667	-	4,291,045
Basic and diluted net income per share	$0.02	$0.02	$-	$-	$0.01	$0.01	$-	$-

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, no Working Capital Loans have been made to the Company.

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

Commitment Letter

On September 30, 2022, the Sponsor provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination. As of September 30, 2022, no funds have been provided from the Commitment Letter.

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

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were zero shares of Class A common stock issued and outstanding, excluding 14,375,000 of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 4,791,667 shares of Class B common stock issued and outstanding.

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

Warrants — At September 30, 2022 there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	September 30, 2022
Marketable securities held in Trust Account	1	$147,310,156

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from May 20, 2021 (inception) through September 30, 2022.

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

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from January 1, 2022 through September 30, 2022 were operating activities, to search for business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 20, 2021 (inception) through September 30, 2021, we had no income as a result of no formation and operational costs and no interest earned on no investments held in the trust Account.

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

For the period from July 1 through September 30, 2022, we had an income of $336,890, which consisted of formation and operational costs of $176,931, and income taxes of $148,386, offset by interest earned on investments held in the trust Account of $662,207.

For the period from January 1, 2022, through September 30, 2022, we had a net income of $229,541, which consisted of formation and operational costs of $498,094, and income taxes of $154,773, offset by interest earned on investments held in the Trust Account of $882,408.

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

For the period from January 1, 2022 through September 30, 2022, cash used in operating activities was $437,082. Net income of $229,541 was affected by interest earned on investments held in the Trust Account of $884,088 and changes in operating assets and liabilities used $61,012 of cash for operating activities.

As of September 30, 2022, we had cash and investments held in the Trust Account of $147,310,156. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we withdrew money twice from the Trust Account, once to reimburse the cash account that paid 2021 franchise tax, and a second time to reimburse the cash account that paid the first installment of 2022 franchise tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $190,012 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income per Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At September 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from income per common stock as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

OMNILIT ACQUISITION CORP.

Date: October 25, 2022	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2022	By:	/s/ Robert O. Nelson II
	Name:	Robert O. Nelson II
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

