Form 10-K
period 2022-12-31
OmniLit Acquisition Corp.
filed 2023-01-30
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41034

OMNILIT ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-0816957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1111 Lincoln Road, Suite 500
Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 750-2820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of a redeemable warrant	OLITU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	OLIT	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant entitling the holder to purchase one share of Class A common stock	OLITW	The Nasdaq Stock Market LLC

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

As of January 30, 2023, there were 1,348,049 shares of Class A common stock, par value $0.0001 per share and 4,791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OMNILIT ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

Introduction

OmniLit Acquisition Corp. (“OLIT,” the “Company,” “we” or “us”) is a blank check company incorporated on May 20, 2021 and formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. We may pursue an initial business combination target in any industry or sector, but we expect to focus on acquiring a business combination target within the advanced manufacturing industry, specifically the photonics or optics sectors, and related sectors, with an enterprise value of approximately $350 million to $750 million. Management believes that this relative size of target opportunities will enable us to pursue companies that are the most attractive from a return standpoint and are less pursued by larger, more established sources of capital.

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

Our IPO prospectus and charter provided that we had 15 months from the date of our IPO (until February 12, 2023) to complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). Our charter and Trust Agreement provided that we had the right to extend the period of time to consummate a Business Combination up to two times by an additional three months each time (for a total of up to 21 months to complete a Business Combination) by depositing into the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, an amount of $0.10 per unit sold to the public in the IPO for each such three-month extension (resulting in a total deposit of $10.40 per unit sold to the public in the event both extensions are elected) (each, an “Extension Election”), as described in more detail in our IPO prospectus.

In a Special Meeting of the Stockholders on December 21, 2022, an Extension Amendment Proposal and the Trust Amendment Proposal were approved, and as a result, we will not have to rely on an Extension Election, but will instead have the right to extend the Combination Period for an additional nine (9) months or such earlier date as determined by the Board, from February 12, 2023 to November 12, 2023. The purpose of the Extension is to provide the Company more time to complete a Business Combination, which the Board believes is in the best interests of our stockholders. With the Extension Proposal approved, neither the Sponsor nor the Company are required to deposit additional funds into the trust account in connection with the Extension.

In connection with the Extension Proposal, stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account (the “Trust Account”), including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. Therefore, as of December 21, 2022, there were 1,348,049 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

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

Holders of Record

As of January 19, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and four holders of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, public shares and public warrants are held of record by banks, brokers and other financial institutions.

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

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from January 1, 2022 through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and searching for a business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $847,623, which consisted of formation and operational costs and transaction costs totaling $787,639 offset by interest and dividends earned on investments held in the trust account of $ 2,081,055.

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

For the year ended December 31, 2022, cash used in operating activities was $787,639. Net income of $847,623 was affected by interest earned on investments held in the trust account of $2,081,055 and changes in operating assets and liabilities used $644,474 of cash for operating activities.

For the period from May 20, 2021 (inception) through December 31, 2021, cash used in operating activities was $171,167. Net loss of $169,488 was affected by interest earned on investments held in the trust account of $1,679 and changes in operating assets and liabilities used $274,017 of cash for operating activities.

As of December 31, 2022 and 2021, we had cash and investments held in the trust account of $14,011,070 and $146,626,679, respectively. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may continue to withdraw interest to pay taxes. During the year ended December 31, 2022, we withdrew interest income from the trust account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had $117,506 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate as noted in our prospectus, however, the underwriters have issued a letter to the Company on November 12, 2022 that it has reduced the deferred fee to $500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the same terms of the underwriting agreement, which was attached as an exhibit to our registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090).

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

Net Income (Loss) per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary share outstanding during the period. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from loss per Common Stock as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Report beginning on Page F-1, and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. This involved first assessing the control environment for the standards, processes, and structures in place for controls. This was followed by risk assessment of the established suitable and clear objectives at all levels of operations, reporting, and compliance. Controls were reviewed for being preventive or detective in nature. Assessment of manual and automated activities including authorizations and approvals, verifications, and reconciliations. Segregation of duties was also assessed. Information and communication was assessed for its continual, iterative process of providing, sharing, and obtaining necessary information. Internal communication was assessed by examining information dissemination, flowing up, down, and across the team. External communication was assessed both inbound communication of relevant external information, and also providing information to external parties in response to requirements and expectations. Final part of the assessment involved evaluation of quarterly controls and review of fundamental principles in accordance with compliance.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Al Kapoor	55	Chairman and Chief Executive Officer
Robert O Nelson II	51	Chief Financial Officer
Skylar M Jacobs	29	Chief Operating Officer
Kent R Weldon	55	Independent Director
Mark D Norman	55	Independent Director
James M Jenkins	58	Independent Director

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

Number and Terms of Office of Officers and Directors

We have four directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Kent R. Weldon and James M. Jenkins will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mark D. Norman and Al Kapoor, will expire at the second annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Mark D. Norman, James M. Jenkins, and Kent R. Weldon serve as members of our audit committee, and Mr. Norman chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mark D. Norman, Kent R. Weldon, and James M. Jenkins meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Norman qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are James M. Jenkins, Mark D. Norman, and Kent R. Weldon. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

The following table sets forth as of January 30, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of January 30, 2023, we had 6,139,716 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the public or private warrants, as these warrants are not exercisable within 60 days of January 30, 2023.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class
OmniLit Sponsor LLC (our sponsor) (2)(3)(9)	4,791,667	25.00%
Al Kapoor(2)(3)	4,791,667	25.00%
Kent R. Weldon(4)	-	-
Mark D. Norman(4)	-	-
James M. Jenkins(4)	-	-
Robert O. Nelson II(4)	-	-
Skylar M. Jacobs(4)	-	-
All officers and directors as a group (7 individuals)	4,791,667	25.00%
Other 5% Holders
Radcliffe Capital Management, L.P.(5)	115,000	8.53%
Sea Otter Advisors, L.P.(6)	125,005	9.27%
Owl Creek Asset Management, L.P.(7)	200,000	14.84%
Polar Asset Management Partners Inc.(8)	230,000	17.06%

(1)	Unless otherwise noted, the business address of the entities and individuals is c/o OmniLit Acquisition Corp., 1111 Lincoln Road, Suite 500 Miami Beach, FL 33139.

(2)	Interests shown consist solely of founder shares, which are shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-260090).

(3)	OmniLit Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Al Kapoor, our Chief Executive Officer and Chairman, is the Chief Executive Officer of OmniLit Sponsor LLC. Accordingly, Al Kapoor has voting and investment discretion with respect to the shares held by OmniLit Sponsor LLC, and as such, he may be deemed to have beneficial ownership of the Class B common stock held directly by OmniLit Sponsor LLC. Al Kapoor disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Does not include any shares held by our sponsor, of which each of these individuals is a member. Each individual disclaims beneficial ownership of such securities except to the extent of their ultimate pecuniary interest therein.

(5)	According to a Schedule 13G filed on December 22, 2022 Radcliffe Capital Management, L.P. may be deemed to be the beneficial owner of the 115,000 shares of Class A Common Stock.

(6)	According to a Schedule 13G filed on December 28, Sea Otter Advisors L.P. may be deemed to be the beneficial owner of, the 125,005 shares of Class A Common Stock reported in such Schedule 13G.

(7)	According to a Form 3 filed on December 27, Owl Creek Asset Management, L.P. may be deemed to be the beneficial owner of, the 200,000 shares of Class A Common Stock reported in such Form 3.

(8)	According to a Form 3 filed on December 30, Polar Asset Management Partners Inc. may be deemed to be the beneficial owner of, the 230,000 shares of Class A Common Stock reported in such Form 3.

(9)	As per 8-K filed on December 15, 2022, nine investors signed non-redemption agreements for 499,992 founder shares.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that James M. Jenkins, Mark D. Norman, and Kent R. Weldon are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum or services rendered.

Audit Fees. For the year ended December 31, 2022, fees for our independent registered public accounting firm were approximately $111,240, for the services Marcum performed in connection with our annual regulatory filings. For the period from May 20, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $94,760, for the services Marcum performed in connection with our IPO and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from May 20, 2021 (inception through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022, fees for our independent registered public accounting firm were approximately $7,200 for services relating to tax compliance, tax advice and tax planning. For the period from May 20, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. For the period from May 20, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheet as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from May 20, 2021 (inception) to December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity for the year ended from December 31, 2022 and the period from May 20, 2021 (inception) to December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from May 20, 2021 (inception) to December 31, 2021	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 8, 2021, by and between Registrant and Imperial Capital, LLC, I-Bankers Securities, Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

3.1(a)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

3.1(b)	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

3.1(c)	Amendment to the Amended & Restated Certificate of Incorporation

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

4.4	Warrant Agreement, dated November 8, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

4.5*	Description of Registrant’s Securities

10.1	Letter Agreement, dated November 8, 2021, among the Registrant and its officers, directors and initial stockholders, including OmniLit Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.2(a)	Investment Management Trust Agreement, dated November 8, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.2(b)	Amendment to the Investment Management Trust Agreement

10.3	Registration Rights Agreement, dated November 8, 2021, among the Registrant and each of the initial stockholders of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated November 8, 2021, by and between the Registrant, OmniLit Sponsor, LLC, Imperial Capital, LLC, and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.5	Securities Subscription Agreement, dated May 20, 2021, between the Registrant and OmniLit Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

10.6	Forfeiture Agreement, dated September 27, 2021, between the Registrant and OmniLit Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

10.7	Indemnity Agreement, dated November 8, 2021, among the Registrant and Al Kapoor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.8	Indemnity Agreement, dated November 8, 2021, among the Registrant and Brian F. Hughes (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.9	Indemnity Agreement, dated November 8, 2021, among the Registrant and Skylar M. Jacobs (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.10	Indemnity Agreement, dated November 8, 2021, among the Registrant and James M. Jenkins (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.11	Indemnity Agreement, dated November 8, 2021, among the Registrant and Robert O. Nelson II (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.12	Indemnity Agreement, dated November 8, 2021, among the Registrant and Mark D. Norman (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

10.13	Indemnity Agreement, dated November 8, 2021, among the Registrant and Kent R. Weldon (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 12, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

24*	Power of Attorney (included on signature page to the Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6 2021)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 6, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY

None.

OMNILIT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OmniLit Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of OmniLit Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

January 30, 2023

OmniLit Acquisition Corp.

Balance Sheets

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash on hand	$117,506	$494,599
Prepaid expenses	134,425	171,908
Income Tax Receivable	8,765	-
Total current assets	260,696	666,507

Long-term prepaid expenses	-	135,036
Marketable securities and cash held in Trust Account	14,011,070	146,626,679
Total assets	$14,271,766	$147,428,222

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering cost	$117,070	$204,095
Income tax liability	$-	$-
Total current liabilities	$117,070	204,095

Deferred underwriters’ discount	500,000	5,031,250
Total liabilities	617,070	5,235,345

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 1,348,049 shares at $10.20 (1)	13,919,834	146,625,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding, excluding 1,348,049 shares subject to possible redemption	-	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 4,791,667 shares issued and outstanding	479	479
Additional paid-in capital	-	-
Accumulated deficit	(265,618)	(4,432,602)
Total stockholders’ deficit	(265,138)	(4,432,123)
Total liabilities and stockholders’ deficit	$14,271,766	$147,428,222

1.	In connection with the Special Meeting of Stockholders held on December 21, 2022 13,026,951 shares were redeemed.

The accompanying notes are an integral part of the financial statements

OmniLit Acquisition Corp.

Statements of Operations

For the Year Ended December 31, 2022 and the period from May 20, 2021 (Inception) Through December 31, 2021

	Year Ended December 31, 2022	May 20, 2021 (Inception) Through December 31, 2021

Operating costs	$787,639	$171,167
Loss from operations	(787,639)	(171,167)

Interest earned on investment held in Trust Account	2,081,055	1,679
Total income (loss) before income tax	1,293,416	(169,488)
Income tax expense	$445,793	$-
Net income (loss)	$847,623	$(169,488)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	13,982,407	14,375,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.05	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	4,791,667	4,330,522
Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.01)

The accompanying notes are an integral part of the financial statements

OmniLit Acquisition Corp.

Statements of Stockholders’ Deficit

For the Year Ended December 31, 2022 and the period from May 20, 2021

(Inception) Through December 31, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021(1)	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)
Net loss (January 1 through March 31, 2022)	-	-	-	(171,917)	(171,917)
Balance as of March 31, 2022
Balance as of March 31, 2022	4,791,667	$479	$-	$(4,604,519)	$(4,604,040)
Net income (Three Months Ended June 30, 2022)	-	-	-	64,568	64,568
Balance as of June 30, 2022
Balance as of June 30, 2022	4,791,667	$479	$-	$(4,539,951)	$(4,539,472)
Accretion of common stock to redemption value				$(356,439)	$(356,439)
Net income (Three Months Ended September 30, 2022)	-	-	-	336,890	336,890
Balance as of September 30, 2022 (Nine Months Ended)
Balance as of September 30, 2022 (Nine Months Ended)	4,791,667	$479	$-	$(4,559,500)	$(4,559,021)
Accretion of common stock to redemption value				$(855,451)	$(855,451)
Net income (Three Months Ended December 31, 2022)	-	-	-	618,083	618,083
Deferred Underwriter’s Fees			-	4,531,250	4,531,250
Balance as of December 31, 2022 (Year Ended)
Balance as of December 31, 2022 (Year Ended)	4,791,667	$479	$-	$(265,618)	$(265,138)

Balance as of May 20, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	4,791,667	$479	$24,521	-	25,000
Net loss	-	$-	$-	$-	$-
Balance as of June 30, 2021
Balance as of June 30, 2021	4,791,667	$431	$24,569	-	$25,000
Net loss	-	$-	$-	$-	$-
Balance as of September 30, 2021
Balance as of September 30, 2021	4,791,667	$479	$24,521	-	$25,000
Proceeds from issuance of public warrants, net of offering costs			$3,359,443		$3,359,443
Issuance of private placement warrants in connection with IPO, net of offering cost			$6,900,893		$6,900,893
Remeasurement of shares subject to redemption			$(10,284,857)	(4,263,114)	(14,547,971)
Net income				(169,488)	(169,488)
Balance as of December 31, 2021(1)	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)

(1)	On May 20, 2021, the Company issued an aggregate of 4,312,500 founder shares to our sponsor. On September 27, 2021, our sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split of its Class B common stock, so that the Sponsor owns an aggregate of 4,791,667 Founder Shares. (See Note5).

The accompanying notes are an integral part of the financial statements

OmniLit Acquisition Corp.

Statements of Cash Flows

For the Year Ended December 31, 2022 and the period from May 20, 2021 (Inception) Through December 31, 2021

	Year Ended December 31, 2022	May 20, 2021 (Inception) Through December 31, 2021

Cash flows from operating activities:
Net income (loss)	$847,623	$(169,488)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,081,055)	(1,679)
Changes in current assets and liabilities:
Prepaid expenses	172,520	(306,945)
Accounts payable	(20,589)	204,095
Income tax expense	445,793	-
Income Tax Receivable	(8,766)	-
Net cash used in operating activities	(644,474)	(274,017)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(146,625,000)
Net cash used in investing activities	-	(146,625,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	-	140,875,000
Proceeds from issuance of private placement warrants	-	6,920,500
Proceeds from Issuance of Class B common stock to Sponsor	-	25,000
Proceeds from notes-payable to related party	-	300,000
Proceeds from advances from related party	-	363,995
Payment of offering costs	(66,435)	(426,884)
Funds Transfer from Trust Account to Cash for DE Tax Reimbursement	333,814	(663,995)
Net cash provided by financing activities	267,379	147,393,616

Net change in cash	(377,093)	494,599
Cash, beginning of the period	494,599	-
Cash, end of the period	$117,506	$494,599

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred underwriting fee payable	$500,000	$5,031,250
Accretion of common stock to redemption value	$1,211,890	$-
Payment from Trust Account in connection with redemption of shares	$133,917,056	$-
Remeasurement of shares subject to redemption	$15,759,861	$14,547,971
Offering costs included in accounts payable and accrued expenses	$-	$66,435
Funds Transfer from Trust Account to Cash for Federal and State Tax Reimbursement	445,793	-

The accompanying notes are an integral part of the financial statements

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

As of December 31, 2022, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Initial Public Offering were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2021 (the “Effective Date”). On November 12, 2021, the Company completed its initial public offering (the “Initial Public Offering” or “IPO”) of 14,375,000 units (“Units”), including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000 which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of 6,201,750 warrants to OmniLit Sponsor LLC, a Delaware limited liability company and the Company’s sponsor (the “Sponsor”), 575,000 warrants to Imperial Capital, LLC, a Delaware limited liability company (“Imperial Capital”), and 143,750 warrants to I-Bankers Securities, Inc., a Texas corporation (“I- Bankers”), (together, the “Private Placement Warrants”), each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,920,500, which is described in Note 4. Transaction costs amounted to $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $426,884 of other offering costs. In addition, $1,579,046 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing of an agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect the Business Combination.

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

In connection with the Special Meeting of the Stockholders held on December 21, 2022, the Company provided its public stockholders with the opportunity to redeem all or a portion of their public shares. The stockholders were entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

In this Special Meeting of the Stockholders held on December 21, 2022, an Extension Amendment Proposal and the Trust Amendment Proposal were approved, and as a result, the Company has filed with the state of Delaware an amendment to the Amended and Restated Certificate of Incorporation to provide the Company the right to extend the Combination Period for an additional nine (9) months or such earlier date as determined by the Board, from February 12, 2023 to November 12, 2023. The purpose of the Extension was to provide the Company more time to complete a Business Combination, which the Board believes is in the best interests of our stockholders. With the Extension Proposal approved, neither the Sponsor nor the Company were required to deposit additional funds into the trust account in connection with the Extension.

In connection with the Extension Proposal, stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account (the “Trust Account”), including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. In connection with the vote to approve the Extension Amendment and Trust Amendment Proposals, the holders of 13,026,951 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share, for an aggregate redemption amount of approximately $133,917,056. Therefore, as of December 21, 2022, there were 1,348,049 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate as noted in our prospectus, however, the underwriters have issued a letter on November 12, 2022 to the Company that it has reduced the deferred fee to $500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the same terms of the underwriting agreement, which was attached as an exhibit to our registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090).

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

Initial Business Combination

The Company had 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, as described in more detail in the Prospectus) to consummate the Business Combination (the “Combination Period”). Following the approval of the Extension Amendment Proposal and Trust Amendment Proposal at the 2022 Special Meeting of Stockholders, the Company now has the right to extend the Combination Period for an additional nine (9) months, or such earlier date as determined by the Board, from February 12, 2023 to November 12, 2023 (“Extended Combination Period”. However, if the Company is unable to complete the Business Combination within the Extended Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes obligations and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in this registration statement of which the Prospectus forms a part, and then seek to dissolve and liquidate.

The Sponsor, officers, and directors have agreed: (i) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination; (ii) to waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s certificate of incorporation; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the Business Combination within the Extended Combination Period.

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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had cash on hand of $117,506 held outside of the Trust Account and available for working capital purposes. The Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

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

The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of November 12, 2023. The Company must implement a resolution by the board as a condition of earlier liquidation date. The Company plans to complete the transaction before the scheduled liquidation date. In connection with the Special Purpose Acquisition Corporation’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, although the Company intends to consummate a Business Combination on or before November 12, 2023, management has determined that the mandatory liquidation deadline less than 12 months away, should a Business Combination not occur, it raises doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 12, 2023.

Based on the foregoing, management believes that the Company will have insufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

In Febraury 2022, The Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, on December 31, 2021, offering costs totaling $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $426,885 of other offering costs were recorded as a charge in accumulated deficit. The underwriters have issued a letter to the Company on November 12, 2022 that it has reduced the deferred fee to $500,000 in the aggregate.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. At December 31, 2022, the Class A Ordinary shares reflected in the balance sheet are reconciled in the following table:

	12/31/2022	12/31/2021

Gross proceeds	$146,625,000	$143,750,000

Less:
Proceeds allocated to Public Warrants at issuance	-	(3,566,173)
Redeemable common stock issuance costs	-	(8,106,798)
NRA issuance cost	(1,011,984)	-
Redemption	(133,917,056)	-

Add
Accretion of Carrying value to redemption value	2,223,874	14,547,971
Common stock subject to redemption	$13,919,834	$146,625,000

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the year ended December 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per share is the same as basic loss per share for the year ended December 31, 2022 and the period from May 20, 2021 (Inception) through December 31, 2021. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the Year Ended December 31, 2022 and the period from May 20, 2021 (Inception) Through December 31, 2021, net income (loss) per common share is as follows:

	Year Ended December 31, 2022		May 20, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$631,285	$216,337	$(127,116)	$(42,372)

Denominator
Weighted-average shares outstanding	13,982,407	4,791,667	14,375,000	4,330,522
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.01)	$(0.01)

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

Note 3 — Initial Public Offering

On November 12, 2021, the Company completed its IPO of 14,375,000 units, including the issuance of 1,875,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $143,750,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each public warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. In connection with the Extension Proposal, stockholders who owned shares of our common stock issued in our IPO (we refer to such stockholders as “public stockholders” and such shares as “public shares”) elected to redeem all or a portion of their public shares. Stockholders who elected to redeem, the redemption for a per-share price, payable in cash, was equal to the aggregate amount then on deposit in the Company’s trust account (the “Trust Account”), including interest (which interest was net of taxes payable), divided by the number of then outstanding public shares. Therefore, as of December 21, 2022, there were 1,348,049 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

The underwriters were paid a cash underwriting discount of $2,875,000, or $0.20 per Unit, of the gross proceeds of the IPO. Additionally, the underwriters are entitled to a deferred underwriting discount of $500,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriter letter on November 12, 2022.

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

Related Party Loans

In connection with the Special Meeting of Stockholders held on December, 31 2022, the Extension Proposal was approved, neither the Sponsor nor the Company are required to deposit additional funds into the trust account in connection with the Extension.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2022, no Working Capital Loans have been made to the Company. The Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

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

As per 8-K filed on December 15, 2022, nine investors signed non-redemption agreements for 499,992 founder shares.

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

Underwriters Agreement

On November 12, 2021, the underwriters were paid a cash underwriting discount of $2,875,000, or $0.20 per Unit, of the gross proceeds of the IPO. An additional fee of $0.35 per Unit, or $5,031,250 in the aggregate payable to the underwriters for deferred underwriting commissions, however, the underwriters have issued a letter on November 12, 2022 to the Company that it has reduced the deferred fee to $500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2021 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31,2021 there were 14,375,000 shares of Class A common stock issued and outstanding and subject to possible redemption. At December 31,2022 there were 1,348,049 shares of Class A common stock issued and outstanding and subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31,2021 and 2022, there were 4,791,667 shares of Class B common stock issued and outstanding.

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

Warrants — At December 31, 2022 and 2021, there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding respectively.

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

Note 8 — Fair Value

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	December 31, 2022	December 31, 2021
Marketable securities held in Trust Account	1	$14,011,070	$146,626,679

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021.

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

	November 9, 2021
	Fair Value Measurement
Input	Public Warrants	Private Placement Warrants
Common stock price	$9.79	$9.79
Risk-free interest rate	1.34%	1.34%
Expected term in years	5.87 years	5.87 years
Expected volatility	10.0%	10.0%
Exercise price	$11.50	$11.50
Fair Value per warrant	$0.50	$0.50

Note 9-Income Taxes

As of December 31, 2022 and December 31, 2021, the Company’s net deferred tax assets are as follows:

	12/31/2022	12/31/2021
Deferred tax asset:
Organizational costs/Startup expenses	$162,512	$11,964
Net operating loss	-	29,971
Total deferred tax asset	162,512	41,935
Valuation allowance	(162,512)	(41,935)
Deferred tax asset, net of allowance	$-	$-

The income tax benefit for the period from January 1, 2022 through December 31, 2022 and from May 20, 2021 (Inception) through December 31, 2021, consists of the following:

	January 1, 2022 through December 31, 2022	May 20, 2021 (inception) through December 31, 2021
Federal:
Current	$349,053	-
Deferred	(100,083)	(35,944)

State:
Current	$96,739	-
Deferred	(20,493)	(5,991)
Change in valuation allowance	120,577	41,935
Income tax provision	$445,793	-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021, consists of the following:

	12/31/2022	12/31/2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.3%	2.8%
Change in State Tax Rate	2.0%	0.0%
Net Operating Loss	-2.3%	0.0%
Change in valuation allowance	9.3%	-23.8%
Effective Tax Rate	34.4%	0.0%

The Company will file taxes in the U.S. Federal jurisdiction and Florida. In 2022, the Company paid $355,916 in U.S. Federal Tax and $98,641 in Florida State Tax based on estimates. The amount of $6,863 for Federal Tax and $1,902 for State Tax were recorded as Tax Receivables.

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

OMNILIT ACQUISITION CORP.

Dated: January 30, 2023	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman & Chief Executive Officer

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

Signature	Title	Date

/s/ Al Kapoor	Chairman & Chief Executive Officer and Director	January 30, 2023
Al Kapoor	(Principal Executive Officer)

/s/ Robert O Nelson II	Chief Financial Officer and Secretary	January 30, 2023
Robert O Nelson II	(Principal Accounting and Financial Officer)

/s/ Skylar M Jacobs	Chief Operating Officer	January 30, 2023
Skylar M Jacobs

/s/ Kent R Weldon	Director	January 30, 2023
Kent R Weldon

/s/ Mark D Norman	Director	January 30, 2023
Mark D Norman

/s/ James M Jenkins	Director	January 30, 2023
James M Jenkins