Form 10-Q
period 2023-03-31
OmniLit Acquisition Corp.
filed 2023-05-12
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 12, 2023, there were 5,048,049 shares of Class A common stock, par value $0.0001 per share and 791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OMNILIT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

OmniLit Acquisition Corp.

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	Unaudited	Audited
Assets
Current assets:
Cash on hand	$7,072	$117,506
Prepaid expenses	95,544	134,425
Income Tax Receivable	8,765	8,765
Total current assets	111,382	260,696

Long-term prepaid expenses	-	-
Marketable securities and cash held in Trust Account	14,147,100	14,011,070
Total assets	$14,258,482	$14,271,766

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering cost	$261,192	$117,070
Franchise tax payable	$27,814	$-
Income tax liability	$27,427	$-
Total current liabilities	$316,433	$117,070

Deferred underwriters’ discount	500,000	500,000
Total liabilities	816,433	617,070

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 1,348,049 shares at $10.20 (1)(2)	14,000,624	13,919,834

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,000,000 issued and outstanding, excluding 1,348,049 shares subject to possible redemption(2)	100	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 3,791,667 shares issued and outstanding(2)	379	479
Additional paid-in capital	-	-
Accumulated deficit	(559,055)	(265,618)
Total stockholders’ deficit	(558,576)	(265,138)
Total liabilities and stockholders’ deficit	$14,258,482	$14,271,766

1.	In connection with the Special Meeting of Stockholders held on December 21, 2022 13,026,951 shares were redeemed.
2.	In connection with the Special Meeting of Stockholders held on January 26, 2023, on January 31, 2023, 1,000,000 Class B shares were voluntarily converted to Class A with no redemption rights.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statements of Operations

For the Three Months Ended March 31, 2023 and March 31, 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Unaudited	Unaudited
Operating costs	$321,250	$183,884
Loss from operations	(321,250)	(183,884)

Interest earned on investment held in Trust Account	136,030	11,967
Total loss before income tax	(185,219)	11,967
Income tax expense	$27,427	$-
Net loss	$(212,647)	$(171,917)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,025,827	14,375,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.03)	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	4,113,889	4,791,667
Basic and diluted net loss per share, Class B common stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and March 31, 2023

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022 (Year Ended)	4,791,667	$479	$-	$(265,618)	$(265,138)
Net loss (Three months ended March 31, 2023)	-	-	-	(212,647)	(212,647)
Conversion of Class B common stock to Class A	(1,000,000)	(100)
Accretion of common stock to redemption value				(80,789)	(80,789)

Balance as of March 31, 2023(1)	3,791,667	$379	$-	$(559,055)	$(558,576)

Balance as of December 31, 2021	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)
Net loss (Three months ended March 31, 2022)	-	-	-	(171,917)	(171,917)

Balance as of March 31, 2022	4,791,667	$479	$-	$(4,604,519)	$(4,604,040)

1.	1,000,000 of Class B stock of the Company were voluntarily converted to Class A on January 31, 2023.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2023 and March 31, 2022 (unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(212,647)	$(171,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(136,030)	(11,967)
Changes in current assets and liabilities:
Prepaid expenses	38,880	(1,809)
Accounts payable	171,936	(65,159)
Income tax expense	27,427	-
Income Tax Receivable
Net cash used in operating activities	(110,434)	(250,852)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments of deferred offering costs associated with initial public offering
Payment of offering costs		(66,435)
Funds Transfer from Trust Account to Cash for DE Tax Reimbursement	-	-
Net cash provided by financing activities	-	(66,435)

Net change in cash	(110,434)	(317,287)
Cash, beginning of the period	117,506	494,599
Cash, end of the period	$7,072	$177,312
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred underwriting fee payable	$500,000	$5,031,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

OMNILIT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On December 21, 2022, the Company held a special meeting of stockholders in lieu of an annual meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from February 12, 2023 to November 12, 2023 (the “Combination Period”), or such earlier date as determined by the Company’s board of directors.

On January 26, 2022, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. On January 31, 2023, OmniLit Sponsor LLC voluntarily converted 1,000,00 shares of Class B common stock of the Company it held as of such date into 1,000,000 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 2,348,049 shares of Class A common stock and 3,791,667 shares of Class B common stock.

Initial Business Combination

The Company has up to 24 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the IPO to consummate the Business Combination (the “Combination Period”) after a 9 month extension voted on in a Special Meeting on December 21, 2022. However, if the Company is unable to complete the Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes obligations and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law and as further described in this registration statement of which the Prospectus forms a part, and then seek to dissolve and liquidate.

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

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had cash on hand of $7,072 held outside of the Trust Account available for working capital purposes. As of December 31, 2022, the Company had cash on hand of $117,506 held outside of the Trust Account available for working capital purposes. The Trust reimbursed the Cash account $0 for franchise tax payments. In addition, Sponsor has provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination.

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

The Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of November 12, 2023. The Company plans to complete the transaction before the liquidation date. In connection with the Special Purpose Acquisition Corporation’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, although the Company intends to consummate a Business Combination on or before November 12, 2023, management has determined that the mandatory liquidation deadline less than 12 months away, should a Business Combination not occur and an extension is not requested by the Sponsor, raises doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2023.

Based on the foregoing, management believes that the Company will have insufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statement. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, The Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed unaudited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed unaudited financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on January 30, 2023. The interim results for the three month periods ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in treasury securities. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023, the Company had not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs associated with the IPO totaled $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount and $426,885 of other offering costs were recorded as a charge in accumulated deficit. As of March 31, 2023 deferred underwriting discount is $500,000

Class A Common Stock Subject to Possible Redemption

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. At March 31, 2021 and December 31, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

	3/31/2023	12/31/2022

Gross proceeds	$13,919,834	$146,625,000

Less:
Proceeds allocated to Public Warrants at issuance	-	-
Redeemable common stock issuance costs	-	-
NRA issuance cost	-	(1,011,984)
Redemption	-	(133,917,056)

Add
Accretion of Carrying value to redemption value	80,789	2,223,875
Common stock subject to redemption	$14,000,624	$13,919,834

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed financial statement, primarily due to its short-term nature.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OmniLit Acquisition Corp.

Provision for Income Taxes

For the Period Ended March 31, 2023 and the Year Ended December 31, 2022

	March 31, 2023	Year Ended December 31, 2022

Current taxes	$27,427	$445,793
Deferred taxes	-	-
Income tax expense	27,427	445,793
Income (loss) before income taxes	(185,219)	1,293,416
Effective tax rate	-14.81%	34.47%

The accompanying notes are an integral part of the unaudited condensed financial statements

Our effective tax rate was (14.81)% for the three months ended March 31, 2023, 34.47% for the year ended December 31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and year ended December 31, 2022, due to changes in the valuation allowance on the deferred tax assets.

New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to access the potential impact of the IR Act. Based on our preliminary assessment, we do not expect a material impact on our consolidated unaudited condensed financial statements.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the period ended March 31, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income per share is the same as basic income per share for the period from January 1 through March 31, 2023. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the Three Months Ended March 31, 2023 and March 31, 2022, net income per common stock is as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(70,164)	$(142,483)	$(128,938)	$(42,979)

Denominator
Weighted-average shares outstanding	2,025,827	4,113,889	14,375,000	4,791,667
Basic and diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

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

The underwriters were paid a cash underwriting discount of $2,875,000, or $0.20 per Unit, of the gross proceeds of the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of $500,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, no Working Capital Loans have been made to the Company.

Founder Shares

On May 20, 2021, the Company issued Class B shares in an aggregate amount of 4,312,500 as founder shares to our Sponsor. On September 27, 2021, our Sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split on our founder shares and as a result our Sponsor holds 4,791,667 founder shares for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share, in connection with formation. The Sponsor has agreed not to transfer, assign or sell its founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions. On January 26, 2022, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. On January 31, 2023, OmniLit Sponsor LLC voluntarily converted 1,000,00 shares of Class B common stock of the Company it held as of such date into 1,000,000 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 3,791,667 shares of Class B common stock.

Commitment Letter

On March 31, 2022, the Sponsor provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination. As of March 31, 2023, no funds have been provided from the Commitment Letter.

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

Underwriters Agreement

On November 12, 2021, the underwriters were paid a cash underwriting discount of $2,875,000, or $0.20 per Unit, of the gross proceeds of the IPO. An additional fee of $500,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023, there were zero shares of Class A common stock issued and outstanding, excluding 1,348,049 of Class A common stock subject to possible redemption, which are presented as temporary equity. At December 31, 2022, there were zero shares of Class A common stock issued and outstanding, excluding 14,375,000 of Class A common stock subject to possible redemption, which are presented as temporary equity. On January 26, 2022, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. On January 31, 2023, OmniLit Sponsor LLC voluntarily converted 1,000,00 shares of Class B common stock of the Company it held as of such date into 1,000,000 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 3,791,667 shares of Class B common stock.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2023 there were 3,791,667 shares of Class B common stock issued and outstanding. At December 31, 2022, there were 4,791,667 shares of Class B common stock issued and outstanding. On January 26, 2022, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. On January 31, 2023, OmniLit Sponsor LLC voluntarily converted 1,000,00 shares of Class B common stock of the Company it held as of such date into 1,000,000 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 3,791,667 shares of Class B common stock.

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

On January 26, 2022, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. On January 31, 2023, OmniLit Sponsor LLC voluntarily converted 1,000,00 shares of Class B common stock of the Company it held as of such date into 1,000,000 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 3,791,667 shares of Class B common stock.

Warrants — At March 31, 2023 there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	March 31, 2023	December 31, 2022
Marketable securities held in Trust Account	1	$14,147,100	$14,011,070

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from May 20, 2021 (inception) through March 31, 2023.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were available to be issued.

On April 5, 2023, OmniLit Sponsor LLC voluntarily converted 3,000,000 shares of Class B common stock of the Company it held as of such date into 3,000,000 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the Meetings described above, the Company has an aggregate of 5,348,049 shares of Class A common stock and 791,667 shares of Class B common stock.

On May 9, 2023, OmniLit entered into an Agreement and Plan of Merger (the “Business Combination Agreement”) with Syntec Optics, Inc., a Delaware corporation. Please see Form 8-K and Form S4 both dated May 10, 2023 filed with the SEC for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed financial statements and notes.

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

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from May 20, 2021 (inception) through March 31, 2023 were operating activities, to search for business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1 through March 31, 2022, we had a loss of $171,917, which consisted of formation and operational costs of $183,884 offset by interest earned on investments held in the trust Account of $11,967.

For the period from January 1, 2023, through March 31, 2023, we had a net income (loss) of $(212,647), which consisted of formation and operational costs of $321,250, and income taxes of $27,427, offset by interest earned on investments held in the Trust Account of $136,030.

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

For the period from January 1, 2023 through March 31, 2023, cash used in operating activities was $110,434. Net income (loss) of $(212,647) was affected by interest earned on investments held in the Trust Account of $136,030 and changes in operating assets and liabilities used $238,243 of cash for operating activities.

As of March 31, 2023, and March 31, 2022, we had cash and investments held in the Trust Account of $14,147,100 and 146,638,646 respectively.

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

As of March 31, 2023, we had $7,072 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate. The underwriters deferred fee has been reduced to $500,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement, which was attached as an exhibit to our registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090).

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Net Income (Loss) per Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At March 31, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from income per common stock as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

OMNILIT ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Robert O. Nelson II
	Name:	Robert O. Nelson II
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

