Form 10-Q
period 2023-06-30
OmniLit Acquisition Corp.
filed 2023-08-15
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 5,348,049 shares of Class A common stock, par value $0.0001 per share and 791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OMNILIT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

OmniLit Acquisition Corp.

Condensed Balance Sheets

	June 30, 2023	December 31, 2022
	Unaudited	Audited
Assets
Current assets:
Cash on hand	$467,760	$117,506
Prepaid expenses	123,947	134,425
Income Tax Receivable		8,765
Total current assets	591,707	260,696
Long-term prepaid expenses	-	-
Marketable securities and cash held in Trust Account	14,268,619	14,011,070
Total assets	$14,860,326	$14,271,766

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering cost	$396,425	$117,070
Franchise tax	$-
Income tax liability	$84,930	$-
Notes Payable	$694,941

Total current liabilities	$1,176,296	$117,070

Deferred underwriters’ discount	500,000	500,000
Total liabilities	1,676,296	617,070

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 1,348,049 shares at $10.20 (1)(2)	14,169,629	13,919,834

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,348,049 issued and outstanding, excluding 1,348,049 shares subject to possible redemption(2)	400	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 791,667 shares issued and outstanding(2)	79	479
Additional paid-in capital	-	-
Accumulated deficit	(986,078)	(265,618)
Total stockholders’ deficit	(985,599)	(265,139)
Total liabilities and stockholders’ deficit	$14,860,326	$14,271,766

1.	In connection with the Special Meeting of Stockholders held on December 21, 2022 13,026,951 shares were redeemed.

2.	In connection with the Special Meeting of Stockholders held on January 26, 2023, 4,000,000 Class B shares (1 million on January 30, 2023 and 3 million on April 3, 2023) were voluntarily converted to Class A with no redemption right.

The accompanying notes are an integral part of the unaudited condensed financial statements

OmniLit Acquisition Corp.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	Unaudited	Unaudited	Unaudited	Unaudited
Operating costs	$366,781	$137,279	$688,031	$321,163
Loss from operations	(366,781)	(137,279)	(688,031)	(321,163)
Interest earned on investment held in Trust Account	(166,639)	(208,234)	(302,669)	(220,201)
Total income (loss) before income tax	(200,142)	70,955	(385,362)	(100,962)
Income tax expense	$57,876	$6,387	$85,303	$6,387
Net income (loss)	$(258,018)	$64,568	$(470,665)	$(107,349)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,282,115	14,375,000	5,282,115	14,375,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.04)	$0.01	$(0.08)	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	857,601	4,791,667	857,601	4,791,667
Basic and diluted net income (loss) per share, Class B common stock	$(0.04)	$0.01	$(0.08)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements

OmniLit Acquisition Corp.

Condensed Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022 (Year Ended)	4,791,667	$479	$-	$(265,618)	$(265,139)
Net loss (Three Months Ended March 31, 2023)	-	-	-	(212,647)	(212,647)
Conversion of Class B common stock to Class A	(1,000,000)
Accretion of common stock to redemption value				(80,789)	(80,789)

Balance as of March 31, 2023(1)	3,791,667	$379	$-	$(559,055)	$(558,576)
Net loss (Three Months Ended March 31, 2023)	-	-	-	(258,018)	(258,018)
Conversion of Class B common stock to Class A	(3,000,000)
Accretion of common stock to redemption value				(169,005)	(169,005)

Balance as of June 30, 2023(2)	791,667	$79	$-	$(986,078)	$(985,599)

Balance as of December 31, 2021	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)
Net loss (Three months ended March 31, 2022)	-	-	-	(171,917)	(171,917)

Balance as of March 31, 2022	4,791,667	$479	$-	$(4,604,519)	$(4,604,040)
Net income (Three Months Ended June 30, 2022)	-	-	-	64,568	64,568
Balance as of June 30, 2022	4,791,667	$479	$-	$(4,539,951)	$(4,539,472)

1.	1,000,000 of Class B stock of the Company were voluntarily converted to Class A on January 31, 2023
2.	3,000,000 of Class B stock of the Company were voluntarily converted to Class A on April 3, 2023

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(470,665)	$(107,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(302,669)	(220,201)
Changes in current assets and liabilities:
Prepaid expenses	10,477	56,999
Accounts payable	279,356	(55,014)
Income tax expense	84,930	6,387
Income Tax Receivable	8,765
Net cash used in operating activities	(389,806)	(319,178)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments of deferred offering costs associated with initial public offering
Payment of offering costs
Funds Transfer from Trust Account to Cash for DE Tax Reimbursement	45,120	(66,435)
Notes Payable	694,941	174,163
Net cash provided by financing activities	740,061	107,728

Net change in cash	350,255	(211,450)
Cash, beginning of the period	117,506	494,599
Cash, end of the period	$467,760	$283,149
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred underwriting fee payable	$500,000	$5,031,250

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

As of June 30, 2023, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination Agreement

On May 9, 2023, OmniLit Acquisition Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Syntec Optics, Inc., a Delaware corporation (“Syntec Optics”), and Optics Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of OmniLit Acquisition Corp. (“Merger Sub”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with applicable provisions of the Delaware General Corporation Law (“DGCL”), Merger Sub will merge with and into Syntec Optics, the separate corporate existence of Merger Sub ceased and Syntec Optics will be the surviving corporation and a wholly owned subsidiary of OmniLit Acquisition Corp. (the “Merger”);

(ii) at the Closing, Syntec Optics will change its name to “Syntec Optics Holdings Inc.” and is referred to herein as “New Syntec Optics”;

(iii) as a result of the Merger, among other things, all shares of capital stock of Syntec Optics outstanding as of immediately prior to the effective time of the Merger were canceled in exchange for the right to receive shares of common stock, par value $0.0001 per share, of New Syntec Optics (“New Syntec Optics Common Stock”) The Aggregate Merger Consideration to be received by equity holders of Syntec Optics as of immediately prior to the Closing will be 31,600,000 shares of OmniLit common stock (at a deemed value of $10.00 per share.;

(iv) following the Closing, OmniLit will issue 26,000,000 additional shares of Common Stock (the “Contingent Earnout”) to the Company’s existing stockholders at the Closing, which Contingent Earnout shares will vest upon OmniLit Common Stock achieving the following stock trading price thresholds (the “Contingent Earnout Trigger Price”) following the Closing: one-third (1/3rd) at $12.50 per share, one-third (1/3rd) at $14.00 per share, and one-third (1/3rd) at $15.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Contingent Earnout shares which remain unvested as of the date five (5) years from the Closing (the “Earnout Period”) will be deemed cancelled and no longer subject to vesting.

(v) OmniLit will issue up to 2,000,000 shares of Common Stock (the “Performance-based-Earnout”) to members of the management team of the Surviving Corporation from time to time, to the extent determined by the Board of Directors in its sole discretion, to be issued as restricted stock units or incentive equity grants pursuant to the Incentive Plan described below. The Performance-based Earnout shares shall be awarded by the Board of Directors based on achieving the following performance thresholds following the Closing: one-half (1/2) at achieving revenue of $75 million and adjusted EBITDA of $22.6 million based on 2024 financial audited statements, and one-half (1/2) at achieving revenue of $196 million and adjusted EBITDA of $50.6 million based on the 2025 financial audit statement.

The Board of Directors of OmniLit Acquisition Corp. (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the stockholders of OmniLit Acquisition Corp.

The consummation of the Business Combination is conditioned upon, among other things, (i) the approval by our stockholders of the proposals set forth herein and approval of Syntec Optics’ stockholders of the transactions contemplated by the Business Combination Agreement (which such approval by Syntec Optics’ stockholders was obtained and delivered by execution of a written consent by the requisite equity holders of Syntec Optics); (ii) this proxy statement/prospectus receiving SEC clearance; (iii) applicable waiting periods under the HSR act expiring or terminating; (iv) the approval by Nasdaq of our initial listing application in connection with the Business Combination. Therefore, unless these conditions are waived by the applicable parties to the Business Combination Agreement, the Business Combination Agreement could terminate, and the Business Combination may not be consummated.

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

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had cash on hand of $467,760 held outside of the Trust Account available for working capital purposes. On December 31, 2022, the working capital amount was $117,506. In June, 2023, the Trust transferred $45,120 to the Cash account for franchise tax payments. In addition, Sponsor has provided a working capital loan to the Company in the amount of $694,941 against a promissory note dated June 21, 2023 up to $769,941, for operations prior to a Business Combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the specific impact is not readily determinable as of the date of the unaudited condensed financial statement. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on January 30, 2023. The interim results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in treasury securities. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023, the Company had not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs associated with the IPO totaled $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount and $426,885 of other offering costs were recorded as a charge in accumulated deficit. As of June 30, 2023 deferred underwriting discount is $500,000

Class A Common Stock Subject to Possible Redemption

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

	6/30/2023	12/31/2022

Gross proceeds	$14,000,624	$146,625,000

Less:
Proceeds allocated to Public Warrants at issuance		-
Redeemable common stock issuance costs		-
NRA issuance cost		(1,011,984)
Redemption		(133,917,056)

Add
Accretion of Carrying value to redemption value	169,005	2,223,875
Common stock subject to redemption	$14,169,629	$13,919,834

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OmniLit Acquisition Corp.

Provision for Income Taxes

For the Three and Six Months Ended June 30, 2023 and the Year Ended December 31, 2022

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022

Current taxes	$57,876	$85,303	$445,793
Deferred taxes	-	-	-
Income tax expense	57,876	85,303	445,793
Income (loss) before income taxes	(200,142)	(385,362)	1,293,416
Effective tax rate	(28.92)%	(22.14)%	34.47%

The accompanying notes are an integral part of the unaudited condensed financial statements

Our effective tax rate was (28.92%) and (22.14%) for the three and six months ended June 30, 2023 respectively, 34.47% for the year ended December 31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and year ended December 31, 2022, due to changes in the valuation allowance on the deferred tax assets.

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

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the period ended June 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income per share is the same as basic income per share for the period from January 1 through June 30, 2023. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the Three and Six Months Ended June 30, 2023 and 2022, net income (loss) per common share is as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(221,978)	$(36,040)	$48,426	$16,142	$(404,922)	$(65,743)	$(80,513)	$(26,837)

Denominator
Weighted-average shares outstanding	5,282,115	857,601	14,375,000	4,791,667	5,282,115	857,601	14,375,000	4,791,667
Basic and diluted net income (loss) per share	$(0.04)	$(0.04)	$0.01	$0.01	$(0.08)	$(0.08)	$(0.01)	$(0.01)

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

On June 21, 2023, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $769,941 to be used for a portion of the working capital expenses incurred by the Company. By June 30, 2023, $694,941, inclusive of $100,000 Sponsor Commitment from March 31, 2021, was advanced to the Company in accordance with the terms of the agreement. This loan was non-interest bearing, unsecured and due at the consummation of the business combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023, no Working Capital Loans have been made to the Company.

Founder Shares

On May 20, 2021, the Company issued Class B shares in an aggregate amount of 4,312,500 as founder shares to our Sponsor. On September 27, 2021, our Sponsor forfeited 718,750 founder shares for no consideration. On November 1, 2021, the Company effected a 1 1/3 for 1 forward stock split on our founder shares and as a result our Sponsor holds 4,791,667 founder shares for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share, in connection with formation. The Sponsor has agreed not to transfer, assign or sell its founder shares until the earlier of: (i) one year after the date of the consummation of the Business Combination; or (ii) the date on which the Company consummates a liquidation, merger, stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing 60 days after the Business Combination, the founder shares will no longer be subject to such transfer restrictions. On January 26, 2022, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. On January 31, 2023, OmniLit Sponsor LLC voluntarily converted 1,000,000 shares of Class B common stock of the Company it held as of such date into 1,000,000 shares of Class A common stock of the Company in accordance with the Charter. On April 3, 2023, an additional 3,000,000 shares of Class B common stock of the Company were voluntarily converted to Class A with no redemption right by OmniLit Sponsor, LLC. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 791,667 shares of Class B common stock.

Commitment Letter

On March 31, 2022, the Sponsor provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination. As of June 30, 2023, $100,000 has been provided to the Company from the Commitment Letter.

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

Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggy-back” registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering and may not exercise their demand rights on more than one occasion.

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

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023, there were zero shares of Class A common stock issued and outstanding, excluding 1,348,049 of Class A common stock subject to possible redemption, which are presented as temporary equity. At December 31, 2022, there were zero shares of Class A common stock issued and outstanding, excluding 1,348,049 of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2023 there were 791,667 shares of Class B common stock issued and outstanding. At December 31, 2022, there were 4,791,667 shares of Class B common stock issued and outstanding.

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

On January 26, 2022, the Company held a special meeting of stockholders. At the Meeting, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock of the Company on a one-for-one basis prior to the closing of an initial Business Combination. On January 31, 2023, OmniLit Sponsor LLC voluntarily converted 1,000,00 shares of Class B common stock of the Company it held as of such date into 1,000,000 shares of Class A common stock of the Company in accordance with the Charter. On April 3, 2023, an additional 3,000,000 shares of Class B common stock of the Company were voluntarily converted to Class A with no redemption right by OmniLit Sponsor, LLC. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 791,667 shares of Class B common stock.

Warrants — At June 30, 2023 there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	June 30, 2023	December 31, 2022
Marketable securities held in Trust Account	1	$14,268,619	$14,011,070

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from May 20, 2021 (inception) through June 30, 2023.

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

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from January 1, 2023 through June 30, 2023 were operating activities, to search for business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

For the period from April 1 through June 30, 2023, we had a net income (loss) of $(258,081), which consisted of formation and operational costs of $366,781, and income taxes of $57,876, offset by interest earned on investments held in the trust Account of $166,639.

For the period from January 1, 2023, through June 30, 2023, we had a net income (loss) of $(470,665), which consisted of formation and operational costs of $688,031, and income taxes of $85,303, offset by interest earned on investments held in the Trust Account of $302,669.

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

For the period from January 1, 2023 through June 30, 2023, cash used in operating activities was $389,806. Net income (loss) of $(470,665) was affected by interest earned on investments held in the Trust Account of $302,669 and changes in operating assets and liabilities used $383,528 of cash for operating activities.

As of June 30, 2023, we had cash and investments held in the Trust Account of $14,268,619.

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

As of June 30, 2023, we had $467,760 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,031,250 in the aggregate. The underwriter’s deferred fee has been reduced to $500,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement, which was attached as an exhibit to our registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090).

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

Net Income (Loss) per Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At June 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from income per common stock as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act).

Using the COSO Framework, under the Control Activities principle, the Company reviewed the selected and developed control activities over technology use to support the achievement of objectives. Under this principle, the company has reevaluated the effectiveness of the company’s disclosure controls and procedures and identified material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2023 as the company did not have a comprehensive procedure over general control activities over technology to estimate the tax provision reconciliation consistently which could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

Plan for Remediation of Material Weaknesses

Management actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting identified above.

Management implemented remediation steps, including the following:

● The company enhanced its written policy regarding information over general control activities over technology from the accounting function to the tax function and compliance function.

Management believes the measures described above and others that have been, or may be, implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

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

OMNILIT ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Robert O. Nelson II
	Name:	Robert O. Nelson II
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

