Form 10-Q
period 2023-09-30
OmniLit Acquisition Corp.
filed 2023-10-31
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

(786) 750-2820

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half redeemable warrant	OLITU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	OLIT	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	OLITW	The Nasdaq Stock Market LLC

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

As of October 31, 2023, there were 5,348,049 shares of Class A common stock, par value $0.0001 per share and 791,667 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

OMNILIT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

OmniLit Acquisition Corp.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	Unaudited
Assets
Current assets:
Cash on hand	$325,098	$117,506
Prepaid expenses	38,128	134,425
Income Tax Receivable	-	8,765
Total current assets	363,226	260,696

Marketable securities and cash held in Trust Account	14,453,546	14,011,070
Total assets	$14,816,772	$14,271,766

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued offering cost	$370,427	$117,070
Income tax liability	79,474	-
Notes Payable	694,941	-
Total current liabilities	1,144,842	117,070

Deferred underwriters’ discount	500,000	500,000
Total liabilities	1,644,842	617,070

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 1,348,049 shares at $10.60(1)(2) and $10.32, respectively as of September 30, 2023 and December 31, 2022, respectively	14,286,460	13,919,835

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,348,049 issued and outstanding, excluding 1,348,049 shares subject to possible redemption(2)	400	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 791,667 shares issued and outstanding(2)	79	479
Additional paid-in capital	-	-
Accumulated deficit	(1,115,009)	(265,618)
Total stockholders’ deficit	(1,114,530)	(265,139)
Total liabilities and stockholders’ deficit	$14,816,772	$14,271,766

1.	In connection with the Special Meeting of Stockholders held on December 21, 2022 13,026,951 shares were redeemed.
2.	In connection with the Special Meeting of Stockholders held on January 26, 2023, 4,000,000 Class B shares (1 million on January 30, 2023 and 3 million on April 3, 2023) were voluntarily converted to Class A with no redemption right.

The accompanying notes are an integral part of the unaudited condensed financial statements

OmniLit Acquisition Corp.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	Unaudited	Unaudited	Unaudited	Unaudited
Operating costs	$157,363	$176,931	$845,394	$498,094
Loss from operations	(157,363)	(176,931)	(845,394)	(498,094)
Interest earned on investment held in Trust Account	(184,926)	(662,207)	(487,595)	(882,408)
Total income (loss) before income tax	27,563	485,276	(357,799)	384,314
Income tax expense	$39,664	$148,386	$124,967	$154,773
Net income (loss)	$(12,101)	$336,890	$(482,766)	$229,541

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,348,049	14,375,000	5,348,049	14,375,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$(0.00)	$0.02	$(0.08)	$0.01

Basic and diluted weighted average shares outstanding, Class B common stock	791,667	4,791,667	791,667	4,791,667
Basic and diluted net income (loss) per share, Class B common stock	$(0.00)	$0.02	$(0.08)	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements

OmniLit Acquisition Corp.

Condensed Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022 (Year Ended)	4,791,667	$479	$-	$(265,618)	$(265,139)
Net loss (Three Months Ended March 31, 2023)	-	-	-	(212,647)	(212,647)
Conversion of Class B common stock to Class A	(1,000,000)
Accretion of common stock to redemption value				(80,789)	(80,789)

Balance as of March 31, 2023(1)	3,791,667	$379	$-	$(559,054)	$(558,575)
Net loss (Three Months Ended June 30, 2023)	-	-	-	(258,018)	(258,018)
Conversion of Class B common stock to Class A	(3,000,000)
Accretion of common stock to redemption value				(169,005)	(169,005)

Balance as of June 30, 2023(2)	791,667	$79	$-	$(986,077)	$(985,598)
Net loss (Three Months Ended September 30, 2023)	-	-	-	(12,101)	(12,101)
Accretion of common stock to redemption value				(116,831)	(116,831)

Balance as of September 30, 2023	791,667	$79	$-	$(1,115,009)	$(1,114,530)

Balance as of December 31, 2021	4,791,667	$479	$-	$(4,432,602)	$(4,432,123)
Net loss (Three months ended March 31, 2022)	-	-	-	(171,917)	(171,917)

Balance as of March 31, 2022	4,791,667	$479	$-	$(4,604,519)	$(4,604,040)
Net income (Three Months Ended June 30, 2022)	-	-	-	64,568	64,568
Balance as of June 30, 2022	4,791,667	$479	$-	$(4,539,951)	$(4,539,472)
Accretion of common stock to redemption value	-	-	-	(356,439)	(356,439)
Net income (Three Months Ended September 30, 2022)				336,890	336,890
Balance as of September 30, 2022	4,791,667	$479	$-	$(4,559,500)	$(4,559,021)

1.	1,000,000 of Class B stock of the Company were voluntarily converted to Class A on January 31, 2023
2.	3,000,000 of Class B stock of the Company were voluntarily converted to Class A on April 3, 2023

The accompanying notes are an integral part of the unaudited condensed financial statements.

OmniLit Acquisition Corp.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$(482,766)	$229,541
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(487,595)	(882,408)
Changes in current assets and liabilities:
Prepaid expenses	96,296	115,971
Accounts payable	253,357	(54,959)
Income tax expense	79,474	154,773
Income Tax Receivable	8,765	-
Net cash used in operating activities	(532,469)	(437,082)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payment of offering costs		(66,435)
Funds Transfer from Trust Account to Cash for DE Tax and Income Tax Reimbursement	45,120
Notes Payable	694,941	198,930
Net cash provided by financing activities	740,061	132,495

Net change in cash	207,592	(304,587)
Cash, beginning of the period	117,506	494,599
Cash, end of the period	$325,098	$190,012
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred underwriting fee payable	$500,000	$5,031,250
Accretion of common stock to redemption value	$116,831	$356,439

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

As of September 30, 2023, the Company had not commenced any operations other than searching for a business combination after our Initial Public Offering (as defined below). All activity for the period from May 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the Initial Public Offering and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount, and $426,885 of other offering costs. In addition, $1,579,046 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had cash on hand of $325,098 held outside of the Trust Account available for working capital purposes. As of September 30, 2023, the Company had a working capital deficit of $ 702,142. As of December 31, 2022, the Company had a working capital surplus of $143,626. In June, 2023, the Trust transferred $45,120 to the Cash account for franchise tax payments. In addition, Sponsor has provided a promissory note (that can be utilized for working capital) to the Company in the amount of $694,941 dated June 21, 2023 up to $769,941, for operations prior to a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on January 30, 2023. The interim results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in treasury securities. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023, the Company had not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs associated with the IPO totaled $8,333,135, consisting of $2,875,000 of underwriting discount, $5,031,250 of deferred underwriting discount and $426,885 of other offering costs were recorded as a charge in accumulated deficit. As of September 30, 2023, deferred underwriting discount is $500,000

Class A Common Stock Subject to Possible Redemption

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheet are reconciled in the following table:

	9/30/2023	12/31/2022

Gross proceeds	$14,169,629	$146,625,000

Less:
Proceeds allocated to Public Warrants at issuance		-
Redeemable common stock issuance costs		-
NRA issuance cost		(1,011,984)
Redemption		(133,917,056)

Add:
Accretion of Carrying value to redemption value	116,831	2,223,875
Common stock subject to redemption	$14,286,460	$13,919,835

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

OmniLit Acquisition Corp.

Provision for Income Taxes

For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Current taxes	$39,664	$148,386	$124,967	$154,773
Deferred taxes	-	-	-	-
Income tax expense	39,664	148,386	124,967	154,773
Income (loss) before income taxes	27,563	485,276	(357,799)	384,314
Effective tax rate	143.90%	30.58%	(34.93)%	40.27%

The accompanying notes are an integral part of the unaudited condensed financial statements

Our effective tax rate was 143.90% and (34.93%) for the three and nine months ended September 30, 2023 respectively, 30.58% and 40.27% for the three and nine months ended September 30, 2022 respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to access the potential impact of the IR Act. Based on our preliminary assessment, we do not expect a material impact on our unaudited condensed financial statements.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The warrants are exercisable to purchase 14,108,000 shares of Class A common stock in the aggregate and were excluded from diluted earnings per share for the period ended September 30, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income per share is the same as basic income per share for the period from January 1 through September 30, 2023. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the Three and Nine Months Ended September 30, 2023 and 2022, net income (loss) per common share is as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(10,540)	$(1,560)	$252,667	$84,222	$(420,517)	$(62,249)	$172,155	$57,385

Denominator
Weighted-average shares outstanding	5,348,049	791,667	14,375,000	4,791,667	5,348,049	791,667	14,375,000	4,791,667
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.02	$0.02	$(0.08)	$(0.08)	$0.01	$0.01

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

On June 21, 2023, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $769,941 to be used for a portion of the working capital expenses incurred by the Company. By September 30, 2023, $694,941, inclusive of $100,000 Sponsor Commitment from March 31, 2021, was advanced to the Company in accordance with the terms of the agreement. This loan was non-interest bearing, unsecured and due at the consummation of the business combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, no Working Capital Loans have been made to the Company.

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

Commitment Letter

On March 31, 2022, the Sponsor provided a Commitment Letter to the Company to provide access to $100,000 of additional working capital, if needed, for operations prior to a Business Combination. As of September 30, 2023, $100,000 has been provided to the Company from the Commitment Letter.

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

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023, there were 4,000,000 shares of Class A common stock issued and outstanding, excluding 1,348,049 of Class A common stock subject to possible redemption, which are presented as temporary equity. At December 31, 2022, there were zero shares of Class A common stock issued and outstanding, excluding 1,348,049 of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2023 there were 791,667 shares of Class B common stock issued and outstanding. At December 31, 2022, there were 4,791,667 shares of Class B common stock issued and outstanding.

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

Warrants — At September 30, 2023, there were 7,187,500 Public Warrants and 6,920,500 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Assets:	Level	September 30, 2023	December 31, 2022
Marketable securities held in Trust Account	1	$14,453,546	$14,011,070

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from May 20, 2021 (inception) through September 30, 2023.

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

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any operating revenues to date. Our only activities from January 1, 2023 through September 30, 2023 were operating activities, to search for business combination after our IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $12,101, which consisted of formation and operational costs of $157,363, and income taxes of $39,664, offset by interest earned on investments held in the Trust Account of $184,926.

For the nine months ended September 30, 2023, we had a net loss of $482,766, which consisted of formation and operational costs of $845,394, and income taxes of $124,967, offset by interest earned on investments held in the Trust Account of $487,595.

For the three months ended September 30, 2022, we had a net income of $336,890, which consisted of formation and operational costs of $176,931, and income taxes of $148,386, offset by interest earned on investments held in the trust Account of $662,207.

For the nine months ended September 30, 2022, we had a net income of $229,541, which consisted of formation and operational costs of $498,094, and income taxes of $154,773, offset by interest earned on investments held in the Trust Account of $882,408.

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

For the period from January 1, 2023 through September 30, 2023, cash used in operating activities was $532,469. Net income (loss) of $(482,766) was affected by interest earned on investments held in the Trust Account of $487,595 and changes in operating assets and liabilities used $437,892 of cash for operating activities.

As of September 30, 2023, we had cash and investments held in the Trust Account of $14,453,546.

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

As of September 30, 2023, we had $325,098 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Stock

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. At September 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented. Remeasurement associated with the redeemable common stock is excluded from income per common stock as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Specifically, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2023 as the company did not have a comprehensive procedure over general control activities over the tax provision reconciliation consistently which could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus for our Initial Public Offering filed with the SEC on November 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus, except for the following.

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

OMNILIT ACQUISITION CORP.

Date: October 31, 2023	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2023	By:	/s/ Robert O. Nelson II
	Name:	Robert O. Nelson II
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

