Form 10-K
period 2023-12-31
SYNTEC OPTICS HOLDINGS, INC.
filed 2024-05-23
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 001-41034

SYNTEC OPTICS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0816957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Lee Rd.
Rochester, New York	14606
(Address of Principal Executive Offices)	(Zip Code)

(585) 768-2513

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OPTX	The Nasdaq Capital Market
Redeemable Warrants, exercisable for common stock at an exercise price of $11.50 per share, subject to adjustment	OPTXW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 2023, based on the closing price of $5.03 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $184.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 22, 2024, there were 36,688,266 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to recognize the anticipated benefits of our recent Business Combination (as defined herein), which may be affected by, among other things, the factors listed below;
●	our ability to successfully increase market penetration into target markets;
●	the failure of the addressable markets that we intend to target to grow as expected;
●	the loss of any members of our senior management team or other key personnel;
●	the loss of any relationships with key suppliers, including suppliers in China;
●	the loss of any relationships with key customers;
●	our ability to protect our patents and other intellectual property;
●	the failure to successfully optimize solid-state cells or to produce commercially viable solid-state cells in a timely manner or at all, or to scale to mass production;
●	changes in applicable laws or regulations;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market and Public Warrants (as defined herein) on the Nasdaq Capital Market;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors (including an economic slowdown or inflationary pressures);
●	the impact of the COVID-19 pandemic, including any mutations or variants thereof, and its effect on business and financial conditions;
●	our ability to raise additional capital to fund our inorganic growth;
●	our ability to generate revenue from future product sales and our ability to maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	developments relating to our competitors and our industry;
●	our ability to engage target customers and successfully retain these customers for future orders; and
●	our current dependence on a single manufacturing facility.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part I—Item 1A—Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

ii

Part I

Item 1. Business

All references in this report to “Syntec Optics,” the “Company,” “we,” “us,” or “our” mean Syntec Optics Holdings, Inc. and its subsidiaries unless stated otherwise or the context otherwise indicates.

Overview

Syntec Optics believes that photon enabled technologies are more than just a trend. Syntec Optics goal is to deliver impactful solutions for optics and photonics enabled solutions globally. We believe that the innovative design for manufacturing of our optics and photonics enabling products is ideally suited for the demands of modern OEMs who rely on opto-electronics, light enabled devices, and intelligence that require high-precision and reliability. Ultimately, our vertically integrated advanced manufacturing platform offers our clients across several end markets competitively priced and disruptive light-enabled technologies and sub-systems.

Syntec Optics was formed more than two decades ago from the aggregation of three advanced manufacturing companies (Wordingham Machine Co., Inc., Rochester Tool and Mold, Inc. and Syntec Technologies, Inc.) that were started in the 1980s. In 2000, Syntec Technologies, Inc created the “doing business as” name of Syntec Optics to unify the three companies’ respective offerings under a single trade name. Wordingham Machine Co., Inc, and Rochester Tool and Mold, Inc. became wholly owned subsidiaries of Syntec Technologies, Inc. in 2018 and the three companies legally merged in December 2022 as Syntec Optics, Inc. Syntec Optics has addressed the optical needs of customers in defense, consumer, and biomedical industries. Over the past 20 years, Syntec has been based in the Greater Rochester, New York area, and steadily growing and developing the unifying platform. Our intellectual property is protected with a portfolio of over 4 issued and/or pending patents, with several proprietary trade secrets surrounding our advanced manufacturing techniques. One in five employees has been with Syntec Optics for over a decade.

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for system solutions. Making our own tools, molding, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances to sub-micron level. Syntec has assembled a world class design for manufacturability team to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec Optics has steadily developed variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

Syntec became a leader in the industry by pioneering polymer-based optics and then subsequently adding glass optics and optics made from other materials including crystals and metals. Polymer-based optics provide numerous advantages compared to incumbent glass-based optics. Polymer-based optics are smaller, lower weight, lower cost, and offer very high-performance optical solutions. For all these reasons, Syntec is able to deliver products to our clients that are lighter, smaller, and suitable for cutting edge technology products including the newly evolving silicon photonics industry.

Our designs and assembly processes are developed in-house in the United States. In 2016, Syntec Optics expanded its manufacturing facility to nearly 90,000 square-feet, allowing us to increase our production capacity and offer additional advanced manufacturing processes under one roof which provide us the ability to increase sales to existing customers and increase penetration of our end-markets. Our facility provides a streamlined, partially autonomous production process for our current customers, which comprises optical assembly, electro-optics assembly, polymer optics molding, glass optics molding, opto-mechanical assembly, nanomachining and thin films coating. Our facility also provides availability to expand the number of advanced manufacturing processes to handle increased volumes of existing and new customer orders.

Syntec had focused on three key end markets of defense, biomedical, and consumer all with several mission-critical applications with strong tailwinds, then also added communications in 2023. We believe these end markets to be acyclical based upon the company having positive aggregate cash flow for the past decade in spite of economic downturns. We believe the consistency of revenues over the past decade of operations, independent of the trends of the general economy, and the mission-critical nature of our product offerings, are our bases that these markets are acyclical. We believe our platform is well positioned as the foundation for further organic and inorganic growth with quality earnings and high margin offerings.

According to the SPIE Optics and Photonics 2022 Industry Report, optics is currently enabling 11% of the global economy, from smart phone cameras and extended reality devices to low orbit satellite telescopes to keeping our soldiers safe with night vision devices and patients healthy with intelligent light. This 11% figure represents the estimated value of the global optics and photonics products relative to annual global gross domestic product. As the world transitions to further adopt optically and photonically enabled products, we will continue our mission of developing innovative technology to serve these markets with affordable high-performance products globally. We intend to continue to focus on our core competencies of providing innovative technology, expanding our brand portfolio and providing affordable, sustainable and accessible optics and photonics enablers, all while being designed and manufactured in the United States.

Industry Background

For decades, optics and photonics have been enabling end market products worldwide. Syntec’s ground-breaking work in polymer-based optics starting in 2000 has numerous advantages over the incumbent glass-based optics used in today’s markets:

●	Cost – Possible 50-150x savings over glass

●	Lightweight – Ideal for head mounted applications

●	Design flexibility – Greater optical surface options

●	Bio-compatible – Medical field benefits

●	Ease of assembly – Ability to design in alignment features

●	Design in features – Eliminate mounting hardware

●	Performs better than glass – Functional parameters such as clarity, focus, contrast, brightness

●	Superior scratch resistance – Reduce damage probability

●	Upgradability – Reduced replacement/retrofit field cost

●	Repeatability – Same quality & performance every time

Tailwinds have propelled Syntec’s innovative hybrid optics where outside durable glass elements are unchanged but inside elements of optical assemblies are changed to polymers providing lighter weight advantage. Soldiers want lower weight on helmets that are now overloaded with devices.

Addressable Markets

Optics and Photonics Industry Report 2020 estimated that the manufacturing sector contributes 30% of global gross domestic product (“GDP”) annually, or an estimated $26.3 trillion, and optics and photonics comprise a substantial amount of this market. The optics and photonics market, the value of light-enabled products and services, is estimated to be between $7 trillion and $10 trillion annually, and represents roughly 11% of the world’s economy. This 11% figure represents the estimated value of the global optics and photonics products relative to annual global gross domestic product. Within this end-market, it is estimated that global annual revenue for photonics-enabled products and services had exceeded $2 trillion in 2019. Photonics touches most sectors of our economy including consumer electronics (barcode scanners, DVD players, TV remote controls), telecommunications (fiber optics, lasers, switches), health (eye surgery, biomedical instruments, and imaging), industrial (laser cutting and machining), Defense and Security (night vision, infrared cameras, remote sensing, aiming) and entertainment (holography and cinema projection). We believe accelerating optics and photonics innovation will continue to drive economic growth and increase its share of the global GDP.

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

The Optics & Photonics 2020 Industry Report estimated revenue growth for five of the top areas based on CAGR from 2012 to 2019. These areas are listed below, as examples of verticals that we intend to focus on:

●	Sensing, monitoring, and control (+10%), autonomous systems and the internet-of-things continued to create demand for a wide variety of photonic sensors. Self-driving cars, drones, and other robotics systems utilize a wide range of photonic sensors and imaging systems, some of which are increasingly benefiting from embedded artificial intelligence. Developments in the emerging field of quantum technology should drive major advances in metrology, sensing, communications, and computing, creating what we believe will be a multitude of new opportunities in photonics.

●	Advanced manufacturing (+8%), gains in this segment were led by lasers for materials processing while robotics and vision technologies maintained their momentum as did implementation of 3D printing/additive manufacturing. Photonics-based production tools including lasers, optical metrology, and machine vision combined with adoption of rapid prototyping and Industry 4.0 are driving big manufacturing changes in industries like aerospace and automobiles.

●	Semiconductor processing (+8%), driven by demand for optical processing and metrology equipment. Opto-electronics and mobility, integrated photonics circuits are beginning to address applications that were typically addressed by integrated electronic circuits. POC Biosensing, terabit internet, lidar based radar, and telecom are areas that are being disrupted due to reduced cost, size, weight, and power consumption while still improving performance and reliability. Design, develop, and manufacturing processes are similar to micro-electronics. Integrated photonics is envisioned to play the role in industry 4.0 what electronic integrated circuits did in industry 3.0.

●	BioMedical (+13%), growth in diagnostic imaging, digital pathology, in vitro diagnostics, and point-of-care diagnostics led broad-based gains across this segment. Food safety testing also saw a significant uptick. Looking ahead, cost-effective photonics-based diagnostic and therapeutic biomedical devices are achieving higher market penetration.

●	Defense, safety, and security (+10%), driven by gains in more than 30 sub-segments combined with substantial upswings in video surveillance, perimeter security and sensing, and investment in equipment for directed energy systems. Infrared systems, hyperspectral imaging, and laser-based countermeasures are all deployed, while laser weapons are emerging as a real near-term possibility. We believe there may be increased demand for aiming, scoping, and targeting using optics and photonics.

Revolutionary Advanced Manufacturing Tailwinds

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

Optics and photonics are an integral aspect of the ongoing advancement of traditional manufacturing and industrial practices. Optics and photonics can reduce cost, size, weight, and power consumption in all spheres of technology that is making us smarter. These include our content, its context, inter-connection for exchange, and various types of content – from imaging to detection and sensing.

Syntec Platform Overview

Our unifying platform is a key differentiator. We believe the unifying platform is an aggregation of horizontal and vertical optics and photonics capabilities that span through the value-chain across materials, spectrum and advanced manufacturing processes. This unifying platform works by providing customers with several manufacturing capabilities in one location that saves time and reduces logistical burdens and costs. Adding with the acquisition of Wordingham in 1999 to the base platform of Syntec brought precision machining capabilities for difficult to manufacture mechanical components for optics and photonics. The acquisition of Rochester Tool and Mold provided control over making very precise tools for molded polymer components and molded glass components in hybrid systems. Close collaboration of these acquired entities began in 2000 and then all three acquired companies moved into one building in the city of Rochester by 2016. Investments from the cash flow and the unification was achieved to offer customers vertical and horizontal integrated critical capabilities under one-roof for mission critical sub-system solutions with well demonstrated metrology in both clean room optics and electro-optics assemblies. Thin film coating laboratory and glass molding technique was developed from grounds up organically to further support the optical element performances. Altogether, such a vertically and horizontal integrated company offers a further unification platform for consolidation through further acquisition in a fragmented industry of advanced manufacturers for mission critical application of optics and photonics even beyond biomedical, defense, and consumer end markets.

Syntec Optics has built its brand over two decades and is known as a leader to OEMs in optics and photonics sub-systems production. We won the Accelerator Award in 2004 from Raytheon by meeting the challenge of delivering alpha and beta samples fast and ramping up production in groundbreaking manufacturing of components and sub-systems for laser guides for missiles. The dome was made from glass-filled polymer that replaced Sapphire for domes that had to not only meet high optical performance expected from windows, but be light weight, less expensive and rapidly scale. Ever since, we have ramped up rapidly many devices ranging from blood analyzers for patients in hospitals to night vison goggles to keep soldiers safe. The brand has been very visible at the pivotal show for optics and photonics solution providers annually in San Francisco’s Photonics West trade show.

We currently offer a number of vertically integrated advanced manufacturing processes that deliver to our customers optically enabled products serving mission critical applications.

5G

END-MARKETS	DEFENSE	BIO-MEDICAL	CONSUMER	COMMUNICATION
APPLICATIONS	MISSILE GUIDES NIGHT VISION HUD HELICOPTERS HUD TANKS	SCOPES SURGICAL INSTRUMENTS BLOOD ANALYZERS MEDICAL TESTS DIGNOSTICS POINT-OF-CARE DEVICES	AR/VR/MR MACHINE VISION 360 CAMERA SMART GLASSES	SPACE OPTICS MICROLENS ARRAYS

VERTICALLY INTEGRATED PROCESSES

- OPTICAL ASSEMBLIES
- ELECTRO-OPTICS ASSEMBLIES
- MOLDED POLYMER OPTICS COMPONENTS
- MOLDED GLASS OPTICS COMPONENTS
- OPTO-MECHANICAL COMPONENTS
- NANOMACHINING
- THIN FILMS COATING

Syntec’s vertical integration strategy delivers many advantages, including greater economies of scale, lower variable production costs, decreased logistics costs and quality concerns. Advantages of vertical integration specific at Syntec include:

Positive differentiation is created.

●	Vertical integration creates predictability because more information is available to our team internally. There is more access to supply chain and production inputs. By being in more control, from start to finish, Syntec can function with stability and adapt quickly to changes so that the most effective and profitable results can be achieved.

Asset investments can focus on specialization.

●	Instead of seeking vendors and contractors with specific skill sets, vertical integration allows us to invest into internal assets that can specialize in the skill set that is required. This allows us to differentiate ourselves from others within its industry, creating a specific brand message and value proposition that resonates consistently with our customer base.

Transaction costs are lower throughout the supply chain.

●	With a high level of vertical integration, we can reduce the transaction costs that occur throughout our supply chain. This is done by removing cascaded margins imposed when dealing with suppliers and vendors that are not part of our integrated process.

Quality assurance can be built into the system.

●	Vertical integration allows us to put more eyes on the quality of what is being produced. From the initial supply to the final sale, a better Q/A process within our system creates a value proposition that is more reliable. In return, greater customer satisfaction occurs, which builds brand loyalty and return revenues.

It opens new markets.

●	Vertical Integration can open new markets to the business. By partnering with or purchasing other vendors, proprietary information, property, or technologies can create local access that may have been otherwise unavailable. When this occurs, more profits can be achieved with a broader base of business to pursue.

●	For the years ended December 31, 2023 and 2022, we had $29.4 million and $27.8 million in sales, respectively. Over time, we have increased total sales through a combination of increasing penetration of currently served end-markets, adding new end-markets and increasing the number of advanced manufacturing processes within our unifying platform.

Our Competitive Strengths

We believe that we possess the largest share in the markets we operate in, due to our following business strengths, which distinguish us in this competitive landscape and position us to capitalize on the anticipated continued growth in the optics and photonics enabled market:

○	Premier Polymer-Based Optics Technology. Each of our innovative optics features custom designed components to enhance optical clarity and performance in its particular application or setting. Syntec has assembled a world class optical and opto-mechanical design team capable of executing on the most challenging design projects.

○	Extensive, Growing Patent Portfolio. We have developed and filed patent applications on commercially relevant aspects of our business including optical systems and production processes. To date, we have owned three active issued patents, with an additional one patent applications pending on manufacturing techniques in the United States.

○	Proven Go-To-Market Strategy. We have successfully established a direct-to-business platform and have developed strong working relationships with Tier 1 manufacturers and major OEMs, custom designing products for new and existing applications.

○	Established Customer Base with Brand Recognition. We have a growing customer base featuring OEMs, distributors, Tier 1 suppliers across diverse end markets and mission critical applications in Defense, Consumer and BioMed. The quality of our products has helped drive adoption from additional end markets in low earth satellite communication with visibility for future growth through further expansion of our existing relationships.

○	High Quality Manufacturing Process. Unlike competitors that outsource their manufacturing processes, our optics are designed, assembled and tested in the United States, ensuring that our manufacturing process is thoroughly tested, and our optics are of the highest quality.

○	Drop-In Replacement. Our optics modules are largely designed to be “drop-in replacements” for traditional glass-based optics, which means that they are designed to fit into existing frames with little or no adjustments. Our target applications are enabling mission critical devices in demanding environments. We offer a full line of compatible components and accessories to simplify the replacement process and provide customer service to ensure a seamless transition to Low SwaP-C optics. Over their lifetime, our optics are significantly cheaper from both an absolute cost and a cost per optic perspective. These lifetime costs, at current costs and capacity, will naturally drop as we continue to take advantage of economies of scale.

Our Growth Strategy

We intend to leverage our competitive strengths, technology leadership and market share position to pursue our growth strategy through the following:

○	Expand Product Offerings. In the short-term, our aim is to further diversify our product offerings to give consumers, as well as OEMs and distributors, more options for additional applications. This will be accelerated by the expansion of our production capacity through organic and inorganic growth.

○	Expand End Markets. Syntec Optics plans to further consolidate the fragmented photonics industry by expanding our portfolio of our existing, U.S.-based, advanced manufacturing processes of making thin-film coated glass, crystal, or polymer components and their housings, which are ultimately assembled into high performance hybrid electro-optics sub-systems. By doing so, Syntec Optics plans to grow to the new end markets of communications and sensing. Syntec entered the communications end market in 2023. Syntec Optics is currently engaged as a supplier for a U.S. Department of Commerce’s National Institute of Standards and Technology (NIST) funded research and development project for the sensing end market. The communication end market is characterized by the use of optics and photonics for data transmittal and reception of information, including, for example, satellite communications and other associated applications. The sensing end-market is characterized by the use of optics and photonics to detect scattered light or light with an altered refractive index due to the presence of a medium within a wide range of potential applications, including, for example, disease detection and other associated applications.

○	Commercialize Optics and Photonics Enabling Technology. We believe optics and photonics enabling technologies offer significant advantages to glass optics and electronics enabled products currently on the market, with the potential to be lighter, smaller, higher-performing and cheaper.

Our core growth strategy also involves inorganic growth with complementary businesses to augment our existing unifying platform. Syntec plans to run a disciplined process to arrive at a targeted list of companies it would like to acquire. Selected companies will have a good management team and ownership that can apply industry findings to build the next great public company that enables light. Such a company shall serve as a platform to add more diverse end-markets, achieve stable earnings growth, and build an R&D pipeline that brings sustainable future growth.

Optics and photonics companies are not clearly categorized in a small number of SIC codes but Syntec’s long-term relationships with companies led to a list of 100+ SICs where optics and photonics companies live. Quality of earnings, financial reporting, forecasting, controls, and systems will also be use in selection process for the roll-up.

Our Products and Technology

Syntec has built a solid foundation over many decades of developing new processes that produce various geometries and shapes of optical elements used in both visible and IR spectrums. Syntec started with custom polymer optics to find a foothold and then expanded into various materials for the Biomedical, Defense & Security, and Consumer/Industrial sectors. In 2023 it added communications as an additional end-market. Syntec is at the forefront of innovation in single point diamond turning and has been pushing the frontiers of polymer and other materials for use in a wide variety of optics applications and requiring tight tolerances.

Syntec’s pioneering polymer-based optics provided numerous advantages compared to incumbent products, such as glass-based optics. Polymer-based optics are smaller sized, lower weight, lower in power consumption, and a high cost-effective optical solution. Polymer-based optics use polymers throughout the fabrication process which offers high production volume and fast repeatability. Other advantages of polymers are their high impact resistance; polymers do not split like glass, making this type of optics highly durable and cost effective in applications such as heads-up displays, goggles, and biomedical disposable optics. Another key advantage we offer customers is fast prototyping. While advanced molding techniques are used for high volume productions and beta samples, we use nanomachining of polymers and other materials for quick alpha samples. We further increased the competitive advantage by providing lower cost by manufacturing in-house lower cost glass molded glass. Often in cameras or optics sub-systems, glass and polymer elements are combined a lower cost solution yet durable and higher performance.

Thanks to their low density or low weight by volume, polymers are well adapted for making cutting-edge-technology products lighter and smaller. Polymers are between two and half and five times lighter than comparable glass products and are suitable for difficult and sophisticated refractive, reflective, and diffractive substrates with spherical, aspherical, and cylindrical prescriptions, thus reducing the number of optical components needed in a given optical system. Molding is the most repeatable, consistent, and economical way to produce complex-shaped optics in large volume or to integrate them onto a common substrate. Optical-grade polymers exhibit high light transmittance and are comparable to high-grade glasses. The optical-grade polymer market is growing rapidly; new polymers with low birefringence as well as higher and more stable refractive indices are available, offering design flexibility not possible with glass optics on their own.

Customers

Our components are used in a variety of applications ranging from biometric, imaging, illumination, scanning, projection, blood analysis, point of care diagnosis and fingerprint identification. Our components are also used in from DNA sequencing, laser cutting, thermal imaging, to retinal eye scanning, military and blood analysis. By investing in new technology and reliable equipment Syntec Optics provides low-cost precision solutions for challenging optical needs.

We have deep, long-standing relationships with many of our customers. Our customers primarily utilize our products for defense and security, optical diagnosis and imaging and projection lenses and heads-up displays. We work directly with customers to ensure compatibility with existing designs and collaborate on custom design for new applications.

○	Defense Optics – night vision goggles, missile systems and military LED lighting are just a few examples of the mission critical components used by our defense and security customers

○	Biophotonics – blood gas analyzer, bacteria analyzer and HIV detectors are used in medical procedures

○	Communication Optics – low earth orbit satellite transmitters, receivers and high-precision mirrors are used in high-speed data transmission processes

We continue to seek to grow our customer base within our existing segments; however, we also believe that our products are well suited to address the needs in additional segments, including semiconductor, communication, advanced manufacturing, sensing, lighting Solar-PV, and displays and we will seek to expand our market share in these segments in the future.

Facilities

Our corporate headquarters is in an approximately 90 thousand square foot facility that we lease in Rochester, New York. The lease expires in May 2025, and we have the option to extend for an additional five-year period. We believe we will be able to obtain additional space on commercially reasonable terms.

Our manufacturing departments and respective activity is shown below. In addition, the flow of materials and knowledge between departments for Alpha, Beta, and production are shown in the facilities chart.

Supplier Relationships

We have a well-established global supply chain that underlies the sourcing of the components of our products, although we source domestically whenever possible. We follow a lean manufacturing process and align our purchases with customer backlog. We prefer to pre-order in advance for the year to ensure adequate supply. For nearly all our components, we ensure that we have alternate suppliers available. As a result of our long-standing relationships with our suppliers, we are able to source materials on favorable terms within reasonable lead-times.

Sales and Marketing

Our proven sales and marketing strategy has allowed us to penetrate our current end markets efficiently. We use a variety of methods to educate consumers on the benefits of optics and photonics-enabled technologies and why they are a better investment compared to electronically enabled technologies found in our target end markets today. Through information found on our website and social media platforms that educate consumers on the benefits of optics and photonics-enabled technologies, we assist consumers on how they may benefit from the advanced manufacturing processes and technologies that we offer.

We use a multi-pronged sales and marketing strategy to ensure that the Syntec Optics brand is at the forefront of its respective end markets. We have established strong relationships, particularly in the defense and biomedical industries through participation in trade shows and other sponsored industry events, which have allowed us to reach customers to ensure we are aware of evolving customer preferences. We are then able to leverage this customer feedback to collaborate on custom designs for new and existing applications.

We value our customer relationships. Our website and our customer service are key elements to our sales strategy. Our website enables customers to purchase off the shelf optics and provides access to a range of product information, technical benefits, and advanced manufacturing services. We have a team of experts dedicated to supporting our customers’ sales, technical and service needs.

Competition

Syntec is a vertically integrated advanced manufacturer of optics and photonics. At the public company level, competitors may have Syntec’s suite of advanced manufacturing techniques under its corporate umbrella, but not likely under the same roof. This differentiation allows Syntec to successfully serve OEM and Tier 1 suppliers in the Defense, Biomedical and Consumer/Industrial end markets.

Advanced manufacturers in the optics and photonics space enable end-products generally through a combination of materials, electromagnetic spectrum or processes. Many of Syntec’s competitors specialize in aspects of these three areas and may not have in-house capabilities across all three areas. For example, some of Syntec’s competitors specialize in precision motion optics, vision specialists, high-resolution spectral cameras, electro-optical aerospace systems and or machine vision systems. Syntec can provide solutions to each of these specialty areas by deploying its highly trained employee base and its patented intellectual property and trade secret processes.

In certain instances, Syntec may collaborate on design and development of mission critical sub-components in its competitors’ products given its broad advanced manufacturing capabilities. Syntec is excited to bring its unifying value proposition to the public market.

Intellectual Property

The success of our business and our technology leadership is supported by our proprietary optics and photonics enabling advanced manufacturing processes and technologies. We have received patents and filed patent applications in the United States and other jurisdictions to provide protection for our technology. We rely upon a combination of patent, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties.

As of December 31, 2023 and as of December 31, 2022, we owned three active issued patents and one pending patent applications. The patents and patent applications cover the United States. We periodically review and update our patent portfolio to protect our products and newly developed technologies.

US Patent 9192298B2 “Contact lens for intraocular pressure measurement” is an active worldwide application patent that is assigned to and owned by Syntec Optics. The patent was granted November 2015 and expires April 2034.

US Patent 10052731B2 “Flycutter having forced air cleaning” is an active worldwide application patent that is assigned to and owned by Syntec Optics. The patent was granted August 2018 and expires December 2036.

US Patent 11383414B2 “Parts degating apparatus using laser” is an active worldwide application patent that is assigned to and owned by Syntec Optics. The patent was granted July 2022 and expires August 2040.

US Patent Provisional 63/449,362 “Imaging Apparatus with Thermal Augmentation” is a provisional United States application. The provisional patent application was filed on March 2, 2023.

We periodically review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and other jurisdictions.

Government Regulations

We currently operate from a dedicated leased manufacturing facility located in Rochester, New York. We have never owned any facility at which we operated. Operations at our facilities are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use transportation, and disposal of hazardous materials. To conduct our operations, we have to obtain environmental, health and safety permits and registrations and prepare plans. We are subject to inspections and possible citations by federal, state, and local environmental, health, and safety regulators. We have policies in place to assure compliance with our obligations (for example, machine guarding, hot work, hazardous material management and transportation). We train our employees and conduct audits of our operations to assess our fulfillment of these policies.

We are also subject to laws imposing liability for the clean up and release of hazardous substances. Under the law, we can be liable even if we did not cause a release on real property that we lease. We believe we have taken commercially reasonable steps to avoid such liability with respect to our current leased facilities.

Environmental Matters

We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities, operation of our systems and the disposal of our systems. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the clean up of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees.

Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control and export controls administered by the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our systems may be subject to export regulations that can involve significant compliance time and may add additional overhead cost to our systems. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future systems may be subject to these heightened regulations, which could increase our compliance costs.

See “Risk Factors—We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations and could face criminal liability and other serious consequences for violations, which could adversely affect our business, financial condition and results of operations” for additional information about the anti-corruption and anti-money laundering laws that may affect our business.

Legal Proceedings

We may be subject from time to time to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

See “Risk Factors—Any future litigation against us could be costly and time-consuming to defend.”

Employees and Human Capital Resources

As of December 31, 2023, we have 148 employees. We have adopted our Code of Ethics to support and protect our culture, and we strive to create a workplace culture in line with our values: “Integrity”, “Humility”, “Innovation”, “Discipline”, and “Continuous Improvement” and help our customers “Change the way the world views itself, one optic at a time.” As part of our initiative to retain and develop our talent, we focus on these key areas:

○	Safety – Employees are regularly educated on safety around their workspaces, and employees participate in volunteer roles on a safety committee, and in emergency readiness roles. We have a dedicated safety coordinator who tracks and measures our performance and helps us benchmark our safety programs against our peers.

○	Diversity, Equity & Inclusion – Our culture has benefitted from the diversity of our workforce from the very beginning. Inclusion and equity are “baked into the bricks” of our values, which our employees demonstrate every day. Our human resource department and all our corporate officers and directors have an open-door policy and are able to constructively communicate with employees to resolve issues when they arise.

○	Collaboration – As we grow, opportunities for cross-functional collaboration may not be as organic as they used to be. We have responded to that challenge by staying mindful and acting intentionally to gather cross-functional input on new initiatives and continuous improvement efforts.

○	Continuous Improvement – We apply continuous improvement measure to processes as well as people. We encourage professional development of our employees, through ongoing learning, credentialing, and collaboration with their industry peers.

Attracting and retaining high quality talent at every level of our business is crucial to our continuing success. We have developed relationships with the University of Rochester to further our recruitment reach. We provide competitive compensation and benefit packages, including performance-based compensation that rewards individual and organizational achievements.

The Business Combination

On November 7, 2023 (the “Closing Date”), Syntec Optics Holdings, Inc., a Delaware corporation (the “Company”) (f/k/a OmniLit Acquisition Corp. (“OmniLit”)), consummated the previously announced merger (the “Closing”) pursuant to the Business Combination Agreement, dated May 9, 2023, (the “Business Combination Agreement”), by and among OmniLit, Optics Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of OmniLit (“Merger Sub”), and Syntec Optics, Inc., a Delaware corporation (“Legacy Syntec”). OmniLit’s stockholders approved the Transactions (as defined below) at an annual meeting of stockholders held on October 31, 2023 (the “Annual Meeting”).

Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Syntec (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with Legacy Syntec continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of OmniLit. On the Closing Date, the registrant changed its name from OmniLit Acquisition Corp. to Syntec Optics Holdings, Inc.

Merger Consideration

At the Closing, by virtue of the Merger and without any action on the part of OmniLit, Merger Sub, Legacy Syntec or the holders of any of the following securities:

(a)	Each outstanding share of Legacy Syntec’s common stock, par value $0.001 per share (“Legacy Syntec Common Stock”), converted into (i) a certain number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), totaling 31,600,000 shares (including the conversion and assumption of the options to purchase shares of Legacy Syntec Common Stock described below), which is equal to (x) $316,000,000 divided by (y) $10.00 (the “Merger Consideration”) and (ii) the contingent right to receive Earnout Shares (as defined below) (which may be zero) following the Closing.

Earnout Merger Consideration

In addition to the Merger Consideration set forth above, additional contingent shares (“Contingent Earnout Shares”) may be payable to each holder of shares of Legacy Syntec Common Stock in the Merger, subject to achieving specified milestones, up to an aggregate of 26,000,000 additional shares of Common Stock in three tranches.

Syntec Optics Holdings, Inc. will issue 26,000,000 additional shares of Common Stock (the “Contingent Earnout”) to Legacy Syntec’s existing stockholders at the Closing, which Contingent Earnout shares will vest upon achievement of the targets set forth in Section 3.4(b) of the Business Combination Agreement. The Contingent Earnout shares will vest upon the Company’s Common Stock achieving the following stock trading price thresholds (the “Contingent Earnout Trigger Price”) following the Closing: one-third (1/3rd) at $12.50 per share, one-third (1/3rd) at $14.00 per share, and one-third (1/3rd) at $15.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Contingent Earnout shares which remain unvested as of the date five (5) years from the Closing (the “Earnout Period”) will be deemed cancelled and no longer subject to vesting. The achievement of the Contingent Earnout Trigger Price will be based on either (a) the closing price of the Company’s common stock equaling or exceeding the specified threshold for twenty (20) trading days within any thirty (30)-trading day period following the Closing, or (b) upon the consummation of a change of control transaction in which the per share price implied in such change of control transaction is greater than or equal to the applicable threshold. All Contingent Earnout shares will be issued pro rata to Legacy Syntec stockholders in proportion to their owned shares of Legacy Syntec common stock immediately prior to the Closing.

Syntec Optics Holdings, Inc. will issue up to 2,000,000 shares of Common Stock (the “Performance-based-Earnout”) to members of the management team of the Company from time to time, to the extent determined by the Board of Directors in its sole discretion, to be issued as restricted stock units or incentive equity grants pursuant to the Incentive Plan described below. The Performance-based Earnout shares shall be awarded by the Board of Directors based on achieving the following performance thresholds following the Closing: one-half (1/2) at achieving revenue of $75 million and adjusted EBITDA of $22.6 million based on 2024 financial audited statements, and one-half (1/2) at achieving revenue of $196 million and adjusted EBITDA of $50.6 million based on the 2025 financial audit statement.

A description of the Merger and the terms of the Business Combination Agreement are included in the proxy statement/prospectus, dated October 5, 2023 (the “Proxy Statement/Prospectus”) as filed with the Securities and Exchange Commission (the “SEC”) in the section entitled “Proposal No. 1 — The Business Combination Proposal” of the Proxy Statement/Prospectus.

The foregoing description of the Business Combination Agreement is a summary only and is qualified in its entirety by the full text of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1, which are incorporated herein by reference.

Capitalized terms used but not defined in this Report have the meanings set forth in the Proxy Statement/Prospectus.

Item 1.01 Entry into a Material Definitive Agreement.

Debt Financing

Loan Agreement

Syntec Optics Holdings, Inc. refinanced its existing loans with a similar structure but more favorable terms. Pursuant to the terms of the new Credit Agreement with the lender, the proceeds of the refinancing were used (i) to payoff on the Closing Date prior indebtedness, and (ii) to pay any fees associated with transactions contemplated under the Credit Agreement. The payoff of prior indebtedness included, (i) payoff for line of credit with the outgoing lender in the amount of approximately $6,092,560, (ii) payoff for term loan in the amount of approximately $1,109,789, and (iii) payoff for mortgage loan in the amount of approximately $863,607.

The new revolving credit facility increased the revolving line of credit from $8,000,000 to $10,000,000 with maturity date 3 years from Closing. The interest rate decreased from 310 basis points to 225 basis points added to one month term Secured Overnight Financing Rate (SOFR) adjusting daily. The term loan facility was set at up to $1,775,000 at the same rate option as line of credit and maturity up to 5 years from Closing. An additional facility for equipment line was added with a $5,000,000 discretionary loan/lease limit with the same interest rate option and maturity 7 years from Closing. At the time of refinancing, mortgage facility was paid off from the new open line of credit until a new mortgage facility is set up with 7 year maturity from Closing and same interest rate option.

Usual and customary facility of this type, size and purpose also included minimum fixed charge ratio greater than equal to 1.10x along with maximum leverage ratio of 3.5x (up from 3.0x with the outgoing lender). Usual and customary negative covenants were also included.

The foregoing description of the refinancing is a summary only and is qualified in its entirety by the full text of the Credit Agreement, copies of which are attached hereto as Exhibit 10.12 and are incorporated herein by reference.

Warrant Agreements

The shares issuable upon exercise of the Warrants have customary registration rights, which are contained in the respective forms of the Warrants, requiring the Company to file and keep effective a resale registration statement registering the resale of the shares of Common Stock underlying the Warrants.

The foregoing description of the Warrants is a summary only and is qualified in its entirety by reference to the full text of the Warrants, copies of which are attached hereto as Exhibit 4.4, respectively, and are incorporated herein by reference.

Related Agreements

Concurrently with the execution of the Business Combination Agreement, OmniLit, Legacy Syntec and the Sponsor entered into a sponsor support agreement, a copy of which is attached as Exhibit 10.4 and is incorporated herein by reference.

Indemnification of Directors and Officers

On the Closing Date, in connection with the consummation of the Transactions, the Company entered into indemnification agreements with each of its directors and executive officers. These agreements, among other things, will require the Company to indemnify the Company’s directors and executive officers for certain expenses, including attorneys’ fees, judgments and fines incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or any other company or enterprise to which the person provides services at the Company’s request.

The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of indemnification agreement, a copy of which is attached hereto as Exhibit 10.7 and is incorporated herein by reference.

Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Transactions, the Company entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor, OmniLit’s officers, directors, initial stockholders, non-redemption agreement investors (collectively, the “Insiders”) and certain Legacy Syntec stockholders.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, a copy of which is attached hereto as Exhibit 4.6 and is incorporated herein by reference.

Other Agreements

On December 11, 2023, we entered into an asset purchase agreement (the “APA”) with Molex, a Delaware corporation (“Molex”), pursuant to which we acquired machinery and equipment from Molex as set forth in the APA for a purchase price of approximately $560,000, which was the approximated fair market value.

Recent Developments

None.

Corporate Information

The mailing address of our principal executive office is 515 Lee Rd., Rochester, New York 14606, and our telephone number is (585) 768-2513.

We file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained, free of charge, by visiting the SEC’s website at www.sec.gov that contains all of the reports, proxy and information statements, and other information that we electronically file or furnish to the SEC. We also maintain a website at www.syntecoptics.com where we make available the proxy statements, press releases, registration statements and reports on Forms 3, 4, 8-K, 10-K and 10-Q that we (and in the case of Section 16 reports, our insiders) file with the SEC. These forms are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to our financial and product news, and we provide notification of and access to voice and internet broadcasts of our quarterly and annual results. Our website also includes investor presentations and corporate governance materials.

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Summary of Risk Factors

Risks Related to Cybersecurity, Technology, Proprietary Techniques and Intellectual Property

We rely heavily upon proprietary techniques and intellectual property portfolio. If we are unable to protect our proprietary and intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our proprietary techniques and intellectual property, which could harm our business and competitive position. We rely upon a combination of the proprietary techniques and intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our proprietary techniques and intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our proprietary techniques and intellectual property. Monitoring unauthorized use of our proprietary techniques and intellectual property is difficult and costly, and the steps we have taken or will take to prevent unauthorized use may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition.

In addition, available proprietary techniques and intellectual property laws and contractual remedies in some jurisdictions may afford less protection than needed to safeguard our proprietary techniques and intellectual property portfolio. Proprietary techniques and intellectual property laws vary significantly throughout the world. The laws of a number of foreign countries do not protect proprietary techniques and intellectual property rights to the same extent as do the laws of the United States. Therefore, our proprietary techniques and intellectual property rights may not be as strong, or as easily enforced, outside of the United States, and efforts to protect against the unauthorized use of our proprietary techniques and intellectual property rights, technology and other proprietary rights may be more expensive and difficult to undertake outside of the United States. In addition, while we have filed for and obtained certain proprietary techniques and intellectual property rights in commercially relevant jurisdictions, we have not sought protection for our proprietary techniques and intellectual property rights in every possible jurisdiction. Failure to adequately protect our proprietary techniques and intellectual property rights could result in competitors using our proprietary techniques and intellectual property to make, have made, use, import, develop, have developed, sell or have sold their own products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.

Our website, systems, and the data we maintain may be subject to intentional disruption, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems, as well as with respect to the data stored on or processed by these systems. Advances in technology, and an increase in the level of sophistication, expertise and resources of hackers, could result in a compromise or breach of our systems or of security measures used in our business to protect confidential information, personal information, and other data.

The ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business (including third-party data centers and other information technology systems provided by third parties) are and will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities or intentionally designed processes in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Nation-state and state-sponsored actors can deploy significant resources to plan and carry out attacks. Nation-state attacks against us, our customers, or our partners may intensify during periods of intense diplomatic or armed conflict, such as the ongoing conflict in Ukraine. Inadequate account security or organizational security practices may also result in unauthorized access to confidential data. For example, system administrators may fail to timely remove employee account access when no longer appropriate. Employees or third parties may intentionally compromise our or our users’ security or systems or reveal confidential information. Malicious actors may employ the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities or new attack methods, which may allow them to persist in the environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, subject us to ransomware attacks, require us to allocate more resources to improve technologies or remediate the impacts of attacks, or otherwise adversely affect our business. We are also subject to supply chain cyberattacks where malware can be introduced to a software provider’s customers, including us, through software updates.

In addition, our internal IT environment continues to evolve. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or emerging cybersecurity regulations in jurisdictions worldwide.

We may need to defend ourselves against proprietary techniques and intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain proprietary techniques and intellectual property rights that would prevent, limit or interfere with our ability to make, have made, use, import, develop, have developed, sell or have sold our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of proprietary techniques and intellectual property rights inquiring whether we are infringing their rights and/or seek court declarations that they do not infringe upon our proprietary techniques and intellectual property rights. Entities holding proprietary techniques and intellectual property rights relating to our technology, including, but not limited to, batteries, battery materials, encapsulated powders, spray deposition of battery materials, and alternator regulators, may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. For example, patents and patent applications owned by third parties may present freedom to operate (“FTO”) questions with regards to the precoated feedstock materials for the spray deposition process depending on the final material selections that are used, although we believe that Syntec Optics owns a patent application that pre-dates their patents and patent applications of interest such that Syntec Optics’ patent application may act as a basis for an invalidity position. However, it is possible that a court may not agree that Syntec Optics’ patent application invalidates the patents and patent applications of interest. If we are determined to have infringed upon a third party’s proprietary techniques and intellectual property rights, we may be required to do one or more of the following:

●	cease using, making, having made, selling, having sold, developing, having developed or importing products that incorporate the infringed proprietary techniques and intellectual property rights;

●	pay substantial damages;

●	obtain a license from the holder of the infringed proprietary techniques and intellectual property rights, which license may not be available on reasonable terms or at all; or

●	redesign our processes or products, which may result in inferior products or processes.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to or design around the infringed proprietary techniques and intellectual property rights, our business, prospects, operating results and financial condition could be materially adversely affected.

Our current and future patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Our current and future patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products or technology similar to ours. The outcome of patent applications involves complex legal and factual questions and the breadth of claims that will be allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our current issued patents, and any patents that may be issued to us in the future, will afford protection that covers our commercial processes, systems and products or that will afford protection against competitors with similar products or technology. Numerous prior art patents and pending patent applications owned by others, as well as prior art non-patent literature, exist in the fields in which we have developed and are developing our technology, which may preclude our ability to obtain a desired scope of protection in the desired fields. In addition to potential prior art concerns, any of our existing patents, pending patent applications, or future issued patents or patent applications may also be challenged on the basis that they are invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our current or future patent applications succeed and patents are issued, it is still uncertain whether our current or future patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than the United States. In addition, the claims under our current or future patents may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The proprietary techniques and intellectual property rights of others could also bar us from licensing and exploiting our current or future patents. In addition, our current or future patents may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Risks Related to Syntec Optics Being a Public Company

The uncertainty in global economic conditions, including as a result of the COVID-19 pandemic and the Russia- Ukraine conflict, could reduce consumer spending and disrupt our supply chain which could negatively affect our results of operations.

Our results of operations are directly affected by the general global economic conditions that impact our main end markets. Generally, worldwide economic conditions remain uncertain, particularly due to pandemic, the impact of increased interest rates, and inflation. The uncertainty in global economic conditions can result in substantial volatility, which can affect our business by reducing customer spending and the prices that our customers may be able or willing to pay for our products, which in turn could negatively impact our sales and result in a material adverse effect on our business financial condition and results of operations.

Global pandemics have caused, and could in the future continue to cause, and other factors could contribute to causing, delays or disruptions in our supply chain and labor shortages and shutdowns, which would be disruptive to our business operations. For example, we experienced shortages and workforce slowdowns at our manufacturing facility due to stay-at- home mandates, delays in shipping finished products to customers and some delays in our receiving products. Any performance failure on the part of any of our significant suppliers could interrupt our operations, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, the severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict. A prolonged or worsened COVID-19 pandemic could cause continued supply disruptions which could lead to a reduction in manufacturing, lead to extended disruption of economic activity and make it difficult for us to predict demand for our products. As a result of sanctions imposed in relation to the Russia-Ukraine conflict, gas prices in the United States have risen to historic levels. Further escalation of the Russia-Ukraine conflict and the subsequent response, including further sanctions or other restrictive actions, by the United States and/or other countries could also adversely impact our supply chain, partners or customers. The extent and duration of the situation in Ukraine, resulting sanctions and resulting future market disruptions are impossible to predict but could be significant. Any such disruptions caused by Russian military action or other actions (including cyberattacks and espionage) or resulting actual and threatened responses to such activity, boycotts or changes in consumer or purchaser preferences, sanctions, tariffs or cyberattacks, may impact the global economy and adversely affect commodity prices.

Furthermore, increases in the prices of our inventory, including if our suppliers choose to pass through their increased costs to us, would result in increased inventory costs, which may result in a decrease in our margins and may have a material adverse effect on our business financial condition and results of operations. We have historically offset cost increases through careful management of our inventory of supplies, by ordering six months to a year in advance, and by increasing our purchase order volumes to qualify for volume-based discounts, rather than increase prices to customers. However, as we have done in 2023, we may increase prices from time to time, which may not be sufficient to offset material price inflation and which may result in loss of customers if they believe our products are no longer competitively priced. In addition, if we are required to spend a prolonged period of time negotiating price increases with our suppliers, we may be further delayed in receiving the inventory necessary to meet our customers’ needs and/or implement aspects of our growth strategy.

The loss of one or more members of our senior management team, other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.

We are highly dependent on the talent and services of key technical personnel and losing them would disrupt our business and harm our results of operations, and we may not be able to successfully attract and retain senior leadership necessary to grow our business.

Our future success also depends on our ability to attract and retain other key employees and qualified personnel, and our operations may be severely disrupted if we lost their services. As we become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. The failure to attract, integrate, train, motivate, and retain our personnel could impact our ability to successfully grow our operations and execute our strategy.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

The projected financial and operating information appearing elsewhere in this proxy statement/prospectus reflects current estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control, including:

●	increased sales to customers with whom the Company has existing relationships;

●	increased sales with our existing end markets;

●	sales to additional adjacent end markets;

●	the successful introduction of new products;

●	our ability to implement planned automation and expansion efforts;

●	continued supply from our carefully selected vendors;

●	our ability to offset vendor price increases and any emerging inflationary price pressures through inventory management, volume-based supplier discounts and potential price increases to customers; and

●	other factors, including our ability to obtain sufficient capital to sustain and grow our business, our ability to manage our growth and our ability to retain existing key management, integrate recent hires and attract, retain, and motivate qualified personnel.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, financial condition and results of operations.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

We have experienced significant growth in our business, and our future success depends, in part, on our ability to manage our business as it continues to expand. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, management systems and information technology systems. Internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in our businesses may cause damage to our brand or otherwise have a material adverse effect on our business, financial condition and results of operations.

We may expand our business through acquisitions in the future, and any future acquisition may not be accretive and may negatively affect our business.

As part of our growth strategy, we may make future investments in businesses, new technologies, services and other assets that complement our business. We could fail to realize the anticipated benefits from these activities or experience delays or inefficiencies in realizing such benefits. Moreover, an acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disruption to our ongoing operations, management distraction, exposure to additional liabilities and increased expenses, any of which could adversely impact our business, financial condition and results of operations. Our ability to make these acquisitions and investments could be restricted by the terms of our current and future indebtedness and to pay for these investments we may use cash on hand, incur additional debt or issue equity securities, each of which may affect our financial condition or the value of our stock and could result in dilution to our stockholders. Additional debt would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations.

We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues. Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. We have a total of three customers that accounted for 53% and 50% of our revenues for the year ended December 31, 2023 and December 31, 2022, respectively. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

Our ability to attract, grow and retain a diverse and balanced customer base may affect our ability to maximize our revenues. Our ability to attract customers depends on a variety of factors, including our product offerings. If we are unable to develop or improve our product offerings, we may fail to develop, grow and retain a diverse and balanced customer base, which would adversely affect our business, financial condition and results of operations.

Our operations are subject to a variety of environmental, health and safety rules that can bring scrutiny from regulatory agencies and increase our costs.

Our operations are subject to environmental, health and safety rules, laws and regulations and we may be subject to additional regulations as our operations develop and expand. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. While we believe that the policies and programs we have in place are reasonably designed and implemented to assure compliance with these requirements and to avoid hazardous substance release liability with respect to our facilities, we may be faced with new or more stringent compliance obligations that could impose substantial costs.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records, and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our reputation, business, financial condition and results of operation.

From time to time, we may be involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant and which may harm our reputation. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with customers and suppliers; proprietary techniques and intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and any such exposure may be material. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

We must perform additional services and we are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequate.

In connection with becoming a reporting company under the Securities and Exchange Act of 1934 (“the Exchange Act”), we will become subject to periodic reporting and other obligations. We are working with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. These reporting and other obligations will place significant demands on our management, administrative and operational resources, including accounting resources.

We anticipate that we will need to hire additional tax, accounting and finance staff. We are reviewing the adequacy of our systems, financial and management controls, and reporting systems and procedures, and we intend to make any necessary changes. If we are unable to upgrade our financial and management controls, reporting systems and procedures in a timely and effective fashion, we may not be able to satisfy our obligations as a public company on a timely basis.

Environmental, social and governance matters may cause us to incur additional costs.

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain environmental, social and governance (“ESG”) disclosure or performance. For example, the Securities and Exchange Commission has proposed rules that would mandate certain climate-related disclosures. In addition, we may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards or expectations of stockholders, prospective investors, lawmakers, listing exchanges or other stakeholders. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth, or result in increased investigations and litigation.

Risks Related to Syntec Optics’ Financial Position and Capital Requirements

Our business is capital intensive, and we may not be able to raise additional capital on attractive terms, if at all. Any further indebtedness we incur may limit our operational flexibility in the future.

Over time, we expect that we will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, such as research and development relating to our advanced manufacturing related products, expansion of our facilities, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any equity securities issued may provide for rights, preferences, or privileges senior to those of common stockholders. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of common stockholders.

As of December 31, 2023, we had approximately $8.9 million in outstanding indebtedness. We may be unable to repay our indebtedness when due, or we may be unable to refinance our indebtedness on acceptable terms or at all. The incurrence of additional debt could adversely impact our business, including limiting our operational flexibility by:

●	making it difficult for us to pay other obligations;

●	increasing our cost of borrowing from other sources;

●	making it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, investments, acquisitions, debt service requirements, or other purposes;

●	restricting us from making acquisitions or causing us to make divestitures or similar transactions;

●	requiring us to dedicate a substantial portion of our cash flow from operations to service and repay our indebtedness, reducing the amount of cash flow available for other purposes;

●	placing us at a competitive disadvantage compared to our less leveraged competitors; and

●	limiting our flexibility in planning for and reacting to changes in our business.

Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in acquisitions or other business activities necessary to achieve growth.

The agreements governing our indebtedness restrict us from engaging in specified types of transactions. These restrictive covenants restrict our ability to, among other things:

●	incur additional indebtedness; and

●	create or incur encumbrances or liens.

Under the agreements governing our indebtedness, we are also subject to certain financial covenants, including maintaining minimum levels of Adjusted EBITDA, a minimum fixed charge coverage ratio, and debt service ratio. We cannot guarantee that we will be able to maintain compliance with these covenants or, if we fail to do so, that we will be able to obtain waivers from the applicable lender(s) and/or amend the covenants. Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could adversely affect our business by, among other things, limiting our ability to take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business.

A breach of any of the covenants in the agreements governing our existing or future indebtedness could result in an event of default, which, if not cured or waived, could trigger acceleration of our indebtedness, and may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our existing or future credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, our obligations under our indebtedness are secured by, among other things, a security interest in our proprietary techniques and intellectual property. During the existence of an event of default under our credit agreements, the applicable lender could exercise its rights and remedies thereunder, including by way of initiating foreclosure proceedings against any assets constituting collateral for our obligations under such credit facility.

As a “controlled company” within the meaning of the Nasdaq corporate governance rules, Syntec Optics is permitted to corporate governance matters that differ significantly from Nasdaq corporate governance listing standards applicable to domestic U.S. companies or rely on exemptions that are available to a “controlled company”; these practices may afford less protection to shareholders than they would enjoy if Syntec Optics complied fully with Nasdaq corporate governance listing standards.

Syntec Optics is a “controlled company” as defined under the Nasdaq rules because it is expected that Mr. Kapoor, chairman of the Syntec Optics Board, owns more than 50% of the total voting power of all issued and outstanding Syntec Optics Class A Shares. For so long as Syntec Optics remains a controlled company under that definition, it is permitted to elect to rely, and may rely, on certain exemptions from Nasdaq corporate governance rules.

As a “controlled company”, Syntec Optics is permitted to elect to rely, and may rely, on certain exemptions from corporate governance rules, including (i) an exemption from the rule that a majority of our board of directors must be independent directors; (ii) an exemption from the rule that director nominees must be selected or recommended solely by independent directors; and (iii) an exemption from the rule that the compensation committee must be comprised solely of independent directors.

Syntec Optics relies on the exemption available to a “controlled company” for the requirement that a majority of the board of directors must be comprised of independent directors under Nasdaq Rule 5605(b)(1). Syntec Optics is not required to and will not voluntarily meet this requirement.

As a result, you may not be provided with the benefits of certain corporate governance requirements of Nasdaq applicable to companies that are subject to these corporate governance requirements.

We may issue additional shares of Syntec common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of Syntec common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our 2023 Incentive Plan, without stockholder approval, in a number of circumstances.

Our issuance of such additional shares of Syntec common stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in Syntec will decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; or

●	the market price of our shares of Syntec common stock may decline.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their public warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption; provided that the last reported sales price of Syntec common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any ten Trading Days within a 30 Trading Day period ending three business days prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption rights provided that there is an effective registration statement covering the issuance of the shares of Syntec Optics common stock issuable upon exercise of the Syntec Optics warrants. Redemption of the outstanding warrants could force the warrant holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their warrants. If we call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Syntec Optics will have a classified board of directors

Syntec Optics Certificate of Incorporation provides for a classified Board consisting of three classes of directors, with staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. This provision may have the effect of delaying a change in control of the Syntec Optics board of directors. The existence of a classified board of directors could discourage a third party from making a tender offer or otherwise attempting to obtain control of Syntec Optics as it is more difficult and time consuming for stockholders to replace a majority of the directors on a classified board of directors.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings;

●	changes in tax laws, regulations or interpretations thereof; or

●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks Related to Ownership of Syntec Optics’ Common Stock

If securities or industry analysts do not publish research or reports about Syntec Optics, or publish negative reports, Syntec Optics’ stock price and trading volume could decline.

The trading market for Syntec Optics’ common stock will depend, in part, on the research and reports that securities or industry analysts publish about Syntec Optics. Syntec Optics will not have any control over these analysts. If Syntec Optics’ financial performance fails to meet analyst estimates or one or more of the analysts who cover Syntec Optics downgrade its common stock or change their opinion, Syntec Optics’ stock price would likely decline. If one or more of these analysts cease coverage of Syntec Optics or fail to regularly publish reports on Syntec Optics, it could lose visibility in the financial markets, which could cause Syntec Optics’ stock price or trading volume to decline.

An active trading market for Syntec Optics’ securities may not be available on a consistent basis to provide stockholders with adequate liquidity.

Syntec Optics common stock and warrants are listed on Nasdaq under the symbols “OPTX” and “OPTXW” respectively, and trade on that market. However, Syntec Optics cannot assure you that an active trading market for its common stock will be sustained. Accordingly, Syntec Optics cannot assure you of the liquidity of any trading market, your ability to sell your shares of its common stock when desired or the prices that you may obtain for your shares.

Warrants will become exercisable for Syntec Optics’ common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to Syntec Optics’ stockholders.

Warrants will become exercisable for the Company’s common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. There are 7,187,500 outstanding public warrants to purchase 7,187,500 shares of common stock at an exercise price of $11.50 per share, which warrants will become exercisable commencing the later of 30 days following the Closing and 12 months from the closing of the OmniLit IPO, which closed on November 12, 2021. In addition, there will be 6,920,500 private warrants outstanding exercisable for 6,920,500 shares of common stock at an exercise price of $11.50 per share.

To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of the Company’s common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Company’s common stock, the impact of which is increased as the value of our stock price increases.

Syntec Optics’ operating results may fluctuate significantly, which makes its future operating results difficult to predict and could cause its operating results to fall below expectations or any guidance it may provide.

Syntec Optics’ quarterly and annual operating results may fluctuate significantly, which makes it difficult for it to predict its future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of its control, including, but not limited to:

●	Syntec Optics’ ability to engage target customers and successfully convert these customers into meaningful orders in the future;

●	the size and growth of the potential markets for Syntec Optics’ products and its ability to serve those markets;

●	the level of demand for any products, which may vary significantly;

●	future accounting pronouncements or changes in its accounting policies; and

●	macroeconomic conditions, both nationally and locally; and

●	any other change in the competitive landscape of its industry, including consolidation among Syntec Optics’ competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in Syntec Optics’ quarterly and annual operating results. As a result, comparing its operating results on a period- to-period basis may not be meaningful. Investors should not rely on its past results as an indication of its future performance.

This variability and unpredictability could also result in its failing to meet the expectations of industry or financial analysts or investors for any period. If Syntec Optics’ revenue or operating results fall below the expectations of analysts or investors or below any forecasts Syntec Optics may provide to the market, or if the forecasts it provides to the market are below the expectations of analysts or investors, the price of Syntec Optics common stock could decline substantially. Such a stock price decline could occur even when it has met any prior publicly stated revenue or earnings guidance it may provide.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect Syntec Optics’ business, investments and results of operations.

Syntec Optics will be subject to laws, regulations and rules enacted by national, regional, and local governments and Nasdaq. In particular, Syntec Optics will be required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on Syntec Optics’ business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on Syntec Optics’ business and results of operations.

The second amended and restated certificate of incorporation will designate specific courts as the exclusive forum for substantially all stockholder litigation matters, which could limit the ability of Syntec Optics’ stockholders to obtain a favorable forum for disputes with Syntec Optics or its directors, officers or employees.

The second amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in Syntec Optics’ name, actions against current or former directors, officers or other employees for breach of fiduciary duty, any action asserting a claim arising pursuant to any provision of the DGCL, the second amended and restated certificate of incorporation or the Syntec Optics amended and restated bylaws, any action asserting a claim governed by internal affairs doctrine of the State of Delaware or any other action asserting an “internal corporate claim” (as defined in Section 115 of the DGCL), confers jurisdiction to the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless Syntec Optics consents in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The second amended and restated certificate of incorporation also provides that, unless Syntec Optics consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Syntec Optics and Syntec Optics’ directors, officers or other employees and may have the effect of discouraging lawsuits against Syntec Optics’ directors, officers and other employees. Furthermore, stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in the second amended and restated certificate of incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in the second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, Syntec Optics may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, prospects, financial condition and operating results.

The second amended and restated certificate of incorporation could discourage another company from acquiring Syntec Optics and may prevent attempts by its stockholders to replace or remove its management.

Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws to be in effect immediately prior to the consummation of the Business Combination may discourage, delay or prevent, a merger, acquisition or other change in control of Syntec Optics that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of Syntec Optics common stock, thereby depressing the market price of its common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. These provisions provide, among other things, that:

●	the Syntec Optics board of directors will be divided into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the Syntec Optics board of directors has the exclusive right to expand the size of its board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	Syntec Optics stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;

●	a special meeting of stockholders may be called only by a majority of the Syntec Optics board of directors, which may delay the ability of Syntec Optics stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	the second amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the Syntec Optics board of directors may alter certain provisions of the Syntec Optics amended and restated bylaws without obtaining stockholder approval;

●	the approval of the holders of at least sixty-six and two-thirds percent (66 2⁄3%) of the Syntec Optics common shares entitled to vote at an election of the Syntec Optics board of directors is required to adopt, amend, alter or repeal our amended and restated bylaws or amend, alter, change or repeal or adopt any provision of the second amended and restated certificate of incorporation inconsistent with the provisions of the Syntec Optics second amended and restated certificate of incorporation regarding the election and removal of directors;

●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the Syntec Optics board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of the Syntec Optics common stock; and

●	the Syntec Optics board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, because Syntec Optics is incorporated in Delaware, it will be governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of the Syntec Optics outstanding voting stock from merging or combining with Syntec Optics for a period of three years after the date of the transaction in which the person acquired in excess of 15% of the Syntec Optics outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Syntec Optics will be an emerging growth company and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make Syntec Optics’ common stock less attractive to investors.

Syntec Optics is an “emerging growth company,” as defined in the JOBS Act. For as long as it continues to be an emerging growth company, Syntec Optics may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

●	not being required to have an independent registered public accounting firm audit Syntec Optics’ internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in Syntec Optics’ periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result, the stockholders may not have access to certain information that they may deem important. Syntec Optics’ status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which Syntec Optics has at least $1.07 billion in annual revenue;

●	the date Syntec Optics qualifies as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;

●	the date on which Syntec Optics has issued, in any three-year period, more than $1.0 billion in non- convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the OmniLit IPO.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Syntec Optics may elect to take advantage of this extended transition period and as a result, its financial statements may not be comparable with similarly situated public companies.

Syntec Optics cannot predict if investors will find Syntec Optics’ common stock less attractive if it chooses to rely on any of the exemptions afforded emerging growth companies. If some investors find Syntec Optics’ common stock less attractive because Syntec Optics relies on any of these exemptions, there may be a less active trading market for Syntec Optics’ common stock and the market price of Syntec Optics’ common stock may be more volatile and may decline.

If Syntec Optics fails to maintain an effective system of disclosure controls and internal control over financial reporting, Syntec Optics’ ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in Syntec Optics and, as a result, the market price of Syntec Optics common stock.

As a public company, Syntec Optics will be required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that Syntec Optics maintain effective disclosure controls and procedures and internal control over financial reporting. Syntec Optics is continuing to develop and refine its disclosure controls and other procedures that are designed to ensure that information required to be disclosed by Syntec Optics in the reports that Syntec Optics will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to Syntec Optics’ management, including Syntec Optics’ principal executive and financial officers and Board of Directors.

Syntec Optics will continue to improve its internal control over financial reporting. Syntec Optics will be required to make a formal assessment of the effectiveness of its internal control over financial reporting and once Syntec Optics ceases to be an emerging growth company, Syntec Optics will be required to include an attestation report on internal control over financial reporting issued by Syntec Optics’ independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, Syntec Optics will be engaging in a process to document and evaluate Syntec Optics’ internal control over financial reporting, which is both costly and challenging. In this regard, Syntec Optics will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of Syntec Optics’ internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that Syntec Optics will not be able to conclude, within the prescribed time period or at all, that Syntec Optics’ internal control over financial reporting is effective as required by Section 404 of the Sarbanes- Oxley Act. Moreover, Syntec Optics’ testing, or the subsequent testing by Syntec Optics’ independent registered public accounting firm, may reveal additional deficiencies in Syntec Optics’ internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of Syntec Optics’ financial statements and reports, which would likely have an adverse effect on the market price of Syntec Optics’ common stock. In addition, Syntec Optics could be subject to sanctions or investigations by the stock exchange on which Syntec Optics’ common stock is listed, the SEC and other regulatory authorities.

Insiders will have substantial influence over Syntec Optics, which could limit your ability to affect the outcome of key transactions, including a change of control.

The beneficial ownership of Common Stock is based on 36,868,266 shares of Common Stock issued and outstanding. Mr. Kapoor owns 30,631,090 shares of Common Stock.

As a result, these stockholders, if they act together, will not be able to influence Syntec Optics’ management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of Syntec Optics’ organizational documents and approval of significant corporate transactions. Mr. Kapoor will retain voting and investment discretion following the business combination given Mr. Kapoor’s holdings of approximately 83% the outstanding shares of Syntec Optics, will be able to influence the corporate decisions without having to act with other stockholders. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Syntec Optics and might affect the market price of Syntec Optics’ common stock.

The numbers of shares and percentage interests set forth above are based on a number of assumptions, including that: (1) Syntec Optics Holdings, Inc. does not issue any additional equity securities prior to the Business Combination and no other event occurs that would change the Merger Consideration from what it would have been as of the date of the initial signing of the Business Combination Agreement; and (2) there is no exercise of OmniLit’s 14,107,989 outstanding warrants at an exercise price of $11.50 per share (which warrants are not exercisable until 30 days after the completion of the Business Combination). If the actual facts differ from these assumptions, the numbers of shares and percentage interests set forth above will be different.

Because there are no current plans to pay cash dividends on the Syntec Optics common stock for the foreseeable future, you may not receive any return on investment unless you sell your Syntec Optics common stock at a price greater than what you paid for it.

Syntec Optics intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Syntec Optics common stock will be at the sole discretion of the Syntec Optics board of directors. The Syntec Optics board of directors may take into account general and economic conditions, Syntec Optics’ financial condition and results of operations, Syntec Optics’ available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by Syntec Optics to its stockholders or by its subsidiaries to it and such other factors as the Syntec Optics board of directors may deem relevant. As a result, you may not receive any return on an investment in Syntec Optics common stock unless you sell your Syntec Optics common stock for a price greater than that which you paid for it.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of protecting information assets such as the personally identifiable information of our employees, and proprietary business information, and have adopted policies, management oversight, accountability structures, and technology processes designed to safeguard this information. All of our employees are required to attest annually to our information security policies and participate in regular security awareness training to protect their information and the Syntec Optics data and systems to which they have access. These trainings also instruct employees on how to report any potential privacy or data security issues.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”). We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, sharing common methodologies and governance processes across the enterprise risk management program. Specifically, our cybersecurity risk management program includes:

● risk assessments designed to help identify material cybersecurity risks to our critical systems and enterprise information technology (“IT”) environment;

● an internal security team and an external service provider principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity threats and incidents;

● the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity security controls;

● cybersecurity awareness training for our employees, incident response personnel, and senior management on an annual basis as part of the risk mitigation strategy;

● annual testing of the effectiveness of the cybersecurity awareness training;

● a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;

● a third-party risk management process for service providers, suppliers, and vendors; and

● cybersecurity internal and external penetration testing.

We work with third-party service providers to proactively assess our information security program and provide us with an industry view of the cyberthreat landscape, in addition to monitoring and supporting our control environment and breach notification and response processes.

As of the date of this Annual Report on Form 10-K, cybersecurity threats have not materially affected and we believe are not reasonably likely to materially affect Syntec Optics, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.” in Part I, Item 1A. “Risk Factors” for more information regarding cybersecurity risks and potential related impacts on Syntec Optics.

Governance

We have a formal information security program, designed to develop and maintain privacy and data security practices to protect Syntec Optics assets and sensitive third-party information, including personal information. This program is governed by a sub-committee of our Audit Committee, comprising members of senior management, which meets regularly and reports to the Board of Directors at least annually (the “Information Security Governance Committee”). Our Audit Committee Chair has a certificate in Cybersecurity Oversight from the Software Engineering Institute at Carnegie Mellon University. Members of the Information Security Governance Committee oversee communications with the Board of Directors regarding material cybersecurity incidents and provide the Board with a summary of risks from current cybersecurity threats on a regular basis, as well as updates on management’s information security program oversight and maintenance activities, and any material changes to Syntec Optics’ information security practices and procedures.

We take a risk-based approach to cybersecurity and have implemented policies throughout our operations that are designed to address cybersecurity threats and our response to actual or suspected incidents. In particular, the Information Security Governance Committee is responsible for the ongoing identification and assessment of reasonably foreseeable cybersecurity threats and based on these assessments, evaluating and overseeing the implementation of safeguards for limiting such risks, including employee training and compliance, and detection and prevention mechanisms. If a cybersecurity incident occurs, the Information Security Governance Committee will assemble an incident response team responsible for the identification, remediation, and post-incident review of such incident, engage outside advisors and notify third parties as appropriate, and assess the materiality of the nature, scope, and timing of a given incident and whether public disclosure is required.

The CFO, in coordination with the Information Security Governance Committee, is responsible for leading the assessment and management of cybersecurity risks. The CFO holds a Masters Degree in Information Systems, and provides the Board of Directors as part of the Information Security Governance Committee’s updates discussed above and regularly communicates with the other members of the Information Security Governance Committee and senior management regarding cybersecurity risks.

Item 2. Properties

Our corporate headquarters is located at 515 Lee RD., Rochester, New York 14606 in an approximately 90,000 square foot manufacturing facility. The lease for this building was entered into on July 23, 2015 and expires July, 2025, and we have the option to extend for an additional five-year term. We believe we will be able to obtain additional space, if necessary, on commercially reasonable terms. The current rent is $28,050 payable monthly.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “OPTX” and our Public Warrants are currently listed on the Nasdaq Capital Market under the symbol “OPTXW”. As of May 22, 2024, the closing price of our common stock and warrants was $3.28 and $0.1760, respectively. As of May 22, 2024, there were 330 holders of record of our common stock and 140 holders of record of our Public Warrants.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our common stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the completion of the Business Combination, the financial statements of Legacy Syntec are now the financial statements of us. Prior to the Business Combination, we had no operating assets but, upon consummation of the Business Combination, the business and operating assets of Legacy Syntec acquired by us became our sole business and operating assets. Accordingly, the financial statements of Legacy Syntec and their respective subsidiaries as they existed prior to the Business Combination and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of us.

All statements other than statements of historical fact included in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this section, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business include forward-looking statements that involve risks, uncertainties and assumptions. You should read the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Syntec Optics believes that photon enabled technologies are more than just a trend. Our goal is to deliver impactful solutions for optics and photonics enabled solutions globally. We believe that the innovative design for manufacturing of our optics and photonics enabling products is ideally suited for the demands of modern OEMs who rely on opto-electronics, light enabled devices, and intelligence that require high-precision and reliability. Ultimately, our vertically integrated advanced manufacturing platform offers our clients across several end markets competitively priced and disruptive light-enabled technologies and sub-systems.

Syntec Optics was formed more than two decades ago from the aggregation of three advanced manufacturing companies (Wordingham Machine Co., Inc., Rochester Tool and Mold, Inc. and Syntec Technologies, Inc.) that were started in the 1980s. In 2000, Syntec Technologies, Inc created the “doing business as” name of Syntec Optics to unify the three companies’ respective offerings under a single trade name. Wordingham Machine Co., Inc, and Rochester Tool and Mold, Inc. became wholly owned subsidiaries of Syntec Technologies, Inc. in 2018 and the three companies legally merged in December 2022 as Syntec Optics, Inc. Syntec Optics has addressed the optical needs of customers in defense, consumer, and biomedical industries. Over the past 20 years, Syntec has been based in the Greater Rochester, New York area, and steadily growing and developing the unifying platform. Our intellectual property is protected with a portfolio of over 4 issued and/or pending patents, with several proprietary trade secrets surrounding our advanced manufacturing techniques. One in five employees has been with Syntec Optics for over a decade.

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for system solutions. Making our own tools, molding, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances to sub-micron level. Syntec has assembled a world class design for manufacturability team to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec Optics has steadily developed variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

Syntec became a leader in the industry because of its pioneering of polymer-based optics and then subsequent expansion into optics made from other materials. Polymer-based optics provide numerous advantages compared to incumbent glass-based optics. Polymer-based optics are smaller, lower weight, lower cost, and offer very high-performance optical solutions. For all these reasons, Syntec is able to deliver products to our clients that are lighter, smaller, and suitable for cutting edge technology products including the newly evolving silicon photonics industry.

Our designs and assembly processes are developed in-house in the United States. In 2016, with significant investments through the cash flows, Syntec Optics expanded its manufacturing facility to nearly 90,000 square-feet, allowing us to increase our production capacity and offer additional advanced manufacturing processes under one roof which provide us the ability to increase sales to existing customers and increase penetration of our end-markets. Our facility provides a streamlined, partially autonomous production process for our current customers, which comprises optical assembly, electro-optics assembly, polymer optics molding, glass optics molding, opto-mechanical assembly, nanomachining and thin films coating. Our facility also provides availability to expand the number of advanced manufacturing processes to handle increased volumes of existing and new customer orders.

Syntec is focused on three key end markets of defense, biomedical, and consumer all with several mission-critical applications with strong tailwinds. In 2023, Syntec expanded into the end-market of communications. We believe these end markets to be acyclical based upon the company having positive aggregate cash flow for the past decade in spite of economic downturns. We believe the consistency of revenues over the past decade of operations, independent of the trends of the general economy, and the mission-critical nature of our product offerings, are our bases that these markets are acyclical. We believe our platform is well positioned as the foundation for further organic and inorganic growth with quality earnings and high margin offerings.

Optics is currently enabling 11% of the global economy, from smart phone cameras and extended reality devices to low orbit satellite telescopes to keeping our soldiers safe with night vision devices and patients healthy with intelligent light. This 11% figure represents the estimated value of the global optics and photonics products relative to annual global gross domestic product. As the world transitions to further adopt optically and photonically enabled products, we will continue our mission of developing innovative technology to serve these markets with affordable high-performance products globally. We will continue to focus on our core competencies of providing innovative technology, expanding our brand portfolio and providing affordable, sustainable and accessible optics and photonics enablers, all while being designed and manufactured in the United States.

On November 7, 2023, or the Closing Date, we consummated the Business Combination. Pursuant to the Business Combination Agreement, Merger Sub merged with and into Legacy Syntec, with Legacy Syntec surviving the merger and becoming a wholly-owned direct subsidiary of OmniLit. Thereafter, Merger Sub ceased to exist and OmniLit was renamed Syntec Optics Holdings, Inc. Legacy Syntec is deemed the accounting acquirer, which means that Legacy Syntec’s financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC. Following the Business Combination, our business is the business of Legacy Syntec.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, OmniLit was treated as the acquired company for financial statement reporting purposes.

As of December 31, 2023, we had cash totaling $2.2 million. Our net income for the year ended December 31, 2023 was $2.0 million and our net loss for the year ended December 31, 2022 was $0.43 million. As a result of becoming a publicly traded company, we continue to need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees. As discussed under “—Liquidity and Capital Resources” below we do not expect that we will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or by obtaining additional credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs. We may raise additional funds to support strategic inorganic investments. If such financings are not available, or if the terms of such financings are less desirable than we expect, we may be forced to take actions to reduce our inorganic growth plans, including not seeking potential acquisition opportunities, which may adversely affect our business, financial condition and prospects.

Key Factors Affecting Our Operating Results

Our financial position and results of operations depend to a significant extent on the following factors:

End Market Consumers

The demand for our products ultimately depends on demand from customers in our current end markets. We generate sales through (1) Tier 1 suppliers and (2) through OEMs.

An increasing proportion of our sales has been and is expected to continue to be derived from sales to defense. biomedical and industrial/consumer OEMs, driven by continued efforts to develop and expand sales to OEMs with whom we have longstanding relationships. Future OEM sales will be subject to risks and uncertainties, including the number of defense, biomedical and industrial/consumer products these OEMs manufacture and sell, which in turn may be driven by the expectations these OEMs have around end market demand.

Demand from end markets is impacted by a number of factors, including travel, fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions. Sales of our optics and photonics enabled components and sub-components have also benefited from the increased global conflict, the United States dynamic relationships with other world powers that may have a conflicting view with western-style democracy, the movement towards reshoring of advanced manufacturing, biomedical components and sub-components needed to support physicians, and the increased global demand for high-fidelity data communications on all corners of the globe. However, we also experienced delays and disruptions in our supply chain, as well as labor shortages and shutdowns, which disrupted the production of our optic and photonics enables components and sub-components and impacted our ability to keep up with customer demand.

Syntec Optics plans to further consolidate the fragmented photonics industry by expanding our portfolio of our existing, U.S.-based, advanced manufacturing processes of making thin-film coated glass, crystal, or polymer components and their housings, which are ultimately assembled into high performance hybrid electro-optics sub-systems. By doing so, Syntec Optics plans to grow to the new end markets of communications and sensing. Syntec entered the communications end market in 2023. Syntec Optics is currently engaged as a supplier for a U.S. Department of Commerce’s National Institute of Standards and Technology (NIST) funded research and development project for the sensing end market. The communication end market is characterized by the use of optics and photonics for data transmittal and reception of information, including, for example, satellite communications and other associated applications. The sensing end-market is characterized by the use of optics and photonics to detect scattered light or light with an altered refractive index due to the presence of a medium within a wide range of potential applications, including, for example, disease detection and other associated applications.

Supply

We currently rely on strategically selected electronics, highly engineered polymers and aluminum manufacturers located in the United States to manufacture our highly specialized optic and photonics enabled components and sub-components, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our Unites States based suppliers, reflected in our ability to (x) increase our purchase order volumes (qualifying us for related volume-based discounts) and (y) order and receive delivery of raw materials in anticipation of required demand, has helped us moderate increased supply-related costs associated with inflation and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key raw materials. In connection with these stockpiling activities, we experienced an increase in prepaid inventory compared to prior periods as suppliers required upfront deposits in response to supply chain disruptions.

As a result of the active steps we have taken to manage our inventory levels, we have not been subject to the shortages or price impacts that have been present for manufacturers of optic and photonic enabled components or sub-components.

Product and Customer Mix

Our sales consist of sales of highly specialized optic and photonic enabled components and sub-components. These products are sold to different customer types (e.g., OEMs and Tier 1 manufacturers) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. The price of our products may also increase as a result of increases in the cost of components due to inflation, labor and raw materials. Three customers who accounted for 53% and 50% of revenues for the year ended December 31, 2023 and December 31, 2022, respectively. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers have a broad product purchase mix across various departments of Syntec Optics. Syntec Optics supplies several mission critical components and sub-components to these customers that are not tied to a single application, customer initiative, or purchase order. We expect sales to increase as we further advance our full-system design expertise and product offerings and customers increasingly demand more sophisticated systems, rather than drop-in replacements. In addition to the impacts attributable to the general sales mix across our products, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

Production Capacity

All of our design, advanced manufacturing and assembly currently takes place at our nearly 90,000 square foot headquarters and manufacturing facility located in Rochester, New York. We currently operate optical, opto-mechanical and electro-optical assembly lines in addition to molding, nanomachining, testing and thin-film production lines. Consistent with our operating history, we plan to continue to automate additional aspects of our advanced manufacturing operations. Our existing facility has the capacity to add additional production lines and construct and operate pilot production lines for new components and sub-components, all designed to maximize the capacity of our manufacturing facility. Although our automation efforts are expected to reduce our costs of goods, we may not fully recognize the anticipated savings when planned and could experience additional costs or disruptions to our production activities. In Q3 2022, Syntec Optics experienced a one-time business interruption event where a power company was excavating and accidentally cut an underground power line that supplied electricity to Syntec Optics and the local community. After repairs were made to Syntec Optics manufacturing equipment, Syntec Optics regained its full manufacturing capacity.

Competition

We compete with traditional glass optic manufacturers and electro-optic manufacturers, who primarily either import their products or components or manufacture products under a private label. As we continue to expand into new markets, develop new products and move towards production of our polymer based and glass-polymer based optic hybrids and photonics enabled components and sub-components, we will experience competition with a wider range of companies. These competitors may have greater resources than we do and may be able to devote greater resources to the development of their current and future technologies. Our competitors may be able to source materials and components at lower costs, which may require us to evaluate measures to reduce our own costs, lower the price of our products or increase sales volumes in order to maintain our expected levels of profitability.

Research and Development

Our research and development are primarily focused on the advanced manufacturing of polymer and glass-polymer based optic and photonics enabled components and sub-components. The next stage in our technical development is to construct our products to optimize performance, lower weight and increase longevity to meet and exceed industry standards for our target end markets. Ongoing testing and optimizing of more complicated systems and sub-systems for our existing end markets will assist us in increasing penetration in our current end markets and expanding into targeted end markets.

Components of Results of Operations

Net Sales

Net sales are primarily generated from the sale of our optics and photonics enabled components and sub-components to OEMs.

Cost of Goods Sold

Cost of goods sold includes the cost of raw materials and other components of our optic and photonic enabled components and sub-components, labor, overhead, utilities, and depreciation and amortization.

Gross Profit

Gross profit, calculated as net sales less cost of goods sold, may vary between periods and is primarily affected by various factors including average selling prices, product costs, product mix, customer mix and production volumes.

Operating Expenses

General and Administrative

General and administrative costs include personnel-related expenses attributable to our executive, finance, human resources, and information technology organizations, certain facility costs, and fees for professional services.

Total Other Income (Expense)

Other income (expense) consists primarily of interest expense and debt issuance costs.

Results of Operations

Comparisons for the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022. This data should be read together with our financial statements and related notes included elsewhere in this Annual Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Years ended December 31,
	2023	% Net Sales	2022	% Net Sales
	(in thousands)
Net Sales	$29,441,180	100%	27,839,312	100%
Cost of Goods Sold	21,520,189	73%	21,713,220	78%
Gross profit	7,920,991	27%	6,126,092	22%
General and administrative	6,379,879	22%	6,654,326	24%
Income (Loss) From Operations	1,541,112	5%	(528,234)	(2)%
Other Income (Expense)
Other Income	370,914	1%	274,810	1%
Interest Income (Expense)	(654,765)	(2)%	(335,974)	(1)%
Total Other Income (Expense)	(283,851)	(1)%	(61,164)	(0)%
Income (Loss) Before Taxes	1,257,261	4%	(589,398)	(2)%
Income Tax Expense (Benefit from)	(719,172)	(2)%	(154,829)	(1)%
Net Income (Loss)	$1,976,433	6%	$(434,569)	(2)%

Net Sales

Net sales increased by $1.6 million, or 5.8%, to $29.4 million for the years ended December 31, 2023, as compared to $27.8 million for the year ended December 31, 2022. This increase was primarily due to an increase in non-recurring engineering services related to space communications. Approximately $1.9 million in revenue was an increase in non-recurring engineering services related to space communications and a decrease of approximately $.3 million across all end markets in product revenue.

Cost of Goods Sold

Cost of revenue decreased by $0.2 million, or 0.9%, to $21.5 million for the year ended December 31, 2023, as compared to $21.7 million for the year ended December 31, 2022. This decrease was primarily due to a decrease of $0.2 million of utility costs.

Gross Profit

Gross profit increased by $1.8 million, or 29.5%, to $7.9 million for the year ended December 31, 2023, as compared to $6.1 million for the year ended December 31, 2022. This increase was primarily due to the increase in revenue, partially offset by the decrease in cost of goods sold.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 4.5%, to $6.4 million for the year ended December 31, 2023, as compared to $6.7 million for the year ended December 31, 2022. This decrease was primarily due to an approximately $0.1 million decrease in advertising expenses and decrease of $0.2 million in management fees.

Total Other Income (Loss)

Other income (expense) decreased by $0.2 million, or 364.1%, to ($0.3) million for the year ended December 31, 2023, as compared to other income (expense) of ($0.1) million for the year ended December 31, 2022. This decrease was primarily due to interest expense due to increased rates for the debt facilities.

Income Tax Expense (Benefit from)

Income tax expense (benefit) decreased by ($0.5) million, or 359.8%, to ($0.7) million for the year ended December 31, 2023, as compared to ($0.2) million for the year ended December 31, 2022. This decrease was primarily due to an increase in the benefit from deferred tax assets.

Net Income (Loss)

Net income increased by $2.4 million, or 568.1%, to $2.0 million for the year ended December 31, 2023, as compared to ($0.4) million for the year ended December 31, 2022. This increase was primarily due to an increase in sales of $1.6 million, a temporary reduction in cost of goods sold of $0.2 million, and a temporary reduction in general and administrative expenses of $0.3 million.

Non-GAAP Financial Measures

This Annual Report includes a non-GAAP measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income, tax and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for non-recurring items, and business combination expenses. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

Adjusted EBITDA is not a recognized measure under U.S. GAAP and is not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Investors should exercise caution in comparing our non-GAAP measure to any similarly titled measure used by other companies. This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP.

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net earnings (loss) before interest and other expenses, net, income tax expense, depreciation and amortization, as adjusted to exclude non-recurring items such as management fees, contributions, expenses, business interruption adjustment and transaction expenses. The non-recurring costs included as Contributions, Management Fees, & Expenses include special donations, owner-related management fees, private-company insurances, and employee policy related expenses, all of which will not be incurred after the Closing and therefore are non-recurring in nature. Likewise, the transaction costs are non-recurring as they include legal and accounting fees in connection with the Business Combination which will not be incurred after the Closing. The business interruption adjustment was related to a one-time event where a power company was excavating and accidentally cut an underground power line that supplied electricity to Syntec Optics and the local community. After repairs were made to Syntec Optics manufacturing equipment, Syntec Optics regained its full manufacturing capacity. The business interruption reimbursement represents the reimbursement with Syntec Optics’ insurer for lost revenue and damages as a result of the power outage suffered on August 9, 2022 and is not net of any insurance reimbursements. Transaction costs represent professional service fees associated with the proposed business combination and will not occur after the Business Combination. We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry and is in accordance with the Non-GAAP Financial Measures Compliance & Disclosure Interpretations (Reference Question 102.03).

The table below presents our adjusted EBITDA, reconciled to net income for the periods indicated.

NON-GAAP RECONCILICATION OF EBITDA

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Net (Loss) Income	$1,976,433	$(434,569)
Depreciation & Amortization	2,781,735	3,151,448
Interest Expenses	642,314	325,127
Taxes	(719,172)	(154,829)
Non-Recurring Items
Business Interruption Adjustment	-	600,292
Other Income- Sale of Equipment & Accessories	(10,068)	-
Transaction Filing Fees	344,752	102,732
Non-Recurring Contributions, Management Fees & Expenses	318,334	910,088
Adjusted EBITDA	$5,334,328	$4,500,289

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2023, our principal source of liquidity was cash totaling $2.2 million.

We believe that our cash on hand following the Closing will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Form 10-K. We may, however, need additional cash if there are material changes to our business conditions or other developments, including unanticipated delays in production, supply chain challenges, disruptions due to a pandemic, competitive pressures and regulatory developments. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by not seeking potential acquisition opportunities, or eliminating redundancies, which may adversely affect our business, operating results, financial condition and prospects. For more information about risks related to our business, please see the sections entitled “Risk Factors — Risks Related to Syntec Optics’ Existing Operations”.

In addition to the foregoing, based on our current assessment, we do not expect any material adverse effect on our long-term liquidity due to the COVID-19 pandemic. However, we will continue to assess the effect of the pandemic to our operations. The pandemic has in recent periods moderated in the United States following the availability of vaccines (although vaccination rates often vary by geography, age and other factors) and increased immunity (including natural immunity from infection). However, the extent to which the COVID-19 pandemic will affect our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence. These uncertainties include the ultimate geographic spread of the disease (including emergence of new variants against which existing vaccinations or treatments may be ineffective), the duration of the pandemic and the perceived effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the potential economic impact of COVID-19 may be difficult to assess or predict, a widespread pandemic alone or in combination with other events, such as the Russia/Ukraine conflict, could result in significant disruption of global financial markets and supply chains, reducing our ability to access capital in the future or access required raw materials and components, which could result in price increases. In addition, a recession or long-term market correction resulting from the spread of COVID-19 or other events could materially affect our business and the value of our common stock.

Cash Flow — Year ended December 31, 2023 and 2022

	Years Ended
	December 31,
	2023	2022
Net Cash Provided by Operating Activities	$2,792,222	$1,928,715
Net Cash Used in Investing Activities	(1,921,182)	(685,428)
Net Cash Provided by (Used in) Financing Activities	761,023	(3,020,546)

Operating Activities

Net cash provided by operating activities was $2.8 million for the year ended December 31, 2023, as compared to net cash provided by operating activities of $1.9 million for the year ended December 31, 2022. The increase in net cash provided by operating activities was primarily due to an increase in net income of $2.4 million, offset by a decrease in change of assets and liabilities of $0.6 million and a decrease in deferred revenues of $1.0 million.

Investing Activities

Net cash used in investing activities was $1.9 million for the year ended December 31, 2023, as compared to $0.7 million for the year ended December 31, 2022. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures.

Financing Activities

Net cash provided by financing activities was $0.8 million for the year ended December 31, 2023, and was primarily due $1.8 million in funds received from the Omnilit trust, offset by $1.1 million in payments on debt obligations. Net cash provided by financing activities was $3.0 million for the year ended December 31, 2022, and was primarily due to payment of line-of-credit and term loans.

Contractual Obligations

Our estimated future obligations do not consist of either short-term or long-term operating lease liabilities. As of December 31, 2023, we had no short-term operating lease liabilities and no long-term operating lease liabilities.

Quantitative and Qualitative Disclosures about Market Risk

We have not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We use an assumed dividend yield of zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. We account for forfeitures as they occur.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Revenue Recognition

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We exclude from the transaction price all taxes that are assessed by a governmental authority and imposed on and concurrent with our revenue transactions, and therefore present these taxes (such as sales tax) on a net basis in operating revenues on the Statement of Income.

Revenue is recognized when control of the promised goods is transferred to the customer or distributor, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Revenue associated with products holding rights of return are recognized when we conclude there is no risk of significant revenue reversal in the future periods for the expected consideration in the transaction. There are no material instances including discounts and refunds where variable consideration is constrained and not recorded at the initial time of sale. Generally, our revenue is recognized at a point in time for standard promised goods at the time of shipment when title and risk of loss pass to the customer.

We may receive payments at the onset of the contract and before delivery of goods for tooling. In such instances, we record a customer deposit liability. Payment terms for customers are typically 50% up front and 50% on delivery of first article. We recognize these contract liabilities as sales after the revenue criteria are met.

Inventory

Inventories, which consist of raw materials, work in process and finished goods, are stated at the lower of cost (weighted average) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2023, our reserve was approximately $0.3 million compared to $0.2 million as of December 31, 2022.

Property and Equipment

Property and equipment are stated at cost and is depreciated over the estimated useful lives of the respective assets. The cost of normal maintenance and repairs is charged to expense as incurred, whereas expenditures, which materially extend useful lives, are capitalized. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income. Depreciation expense for the years ended December 31, 2023 and 2022 was $2.8 million and $3.1 million, respectively. The various classes of property and equipment and estimated useful lives are as follows:

Years
Machinery and Equipment	7
Building and Leasehold Improvements	14 - 15 and/or Lesser of Useful Life or Lease Term
Office Furniture and Equipment	3 - 5
Tooling	3 - 10
Vehicles	5

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, Syntec Optics can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Syntec Optics has elected to avail itself of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Syntec Optics intends to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, Syntec Optics’ financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Syntec Optics will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of OmniLit’s initial public offering, (ii) the last day of the fiscal year in which Syntec Optics has total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which Syntec Optics is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of Syntec Optics’ common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which Syntec Optics has issued more than $1.0 billion in non- convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in interest rates, which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had approximately $6.5 million of outstanding variable rate debt as of December 31, 2023. A 100 basis point increase in interest rates at December 31, 2023 would increase our annual pre-tax interest expense by approximately $0.065 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements as of and for the years ended December 31, 2023 and December 31, 2022, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

1.	We lack documentation of formal internal control process and controls including lack of review of journal entries.
2.	We lack necessary corporate accounting resources to maintain adequate segregation of duties.
3.	We lack timely reconciliation controls in the areas of accounts payable, accrued legal expenses, and inventory.
4.	We lack controls related to proper cut-off of costs of goods sold and other income from business interruption claim.
5.	We lack control related to identification and disclosure of related party transactions.
6.	We lack control related to proper fair value methodology utilized for valuation of complex financial instrument in connection with contingent earnout arrangement.
7.	We lack the necessary information technology (“IT”) general controls infrastructure in the areas of user access and program change-management due to insufficient documentation and training, and inadequate IT risk assessment process. Additionally, we lack controls around the review of SOC-1 reports and lack of cyber security related controls.

The Company is instituting controls and procedures that we expect will improve the effectiveness of the Company’s disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page F-1 of this Annual Report on Form 10-K is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules have been omitted because the required information is either not required, not applicable or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated as of May 9, by and among OmniLit Acquisition Corp., OmniLit Merger Sub, Inc. and Syntec Optics Group, Inc. (included as Annex A to the proxy statement/prospectus).
3.5	Form of Second Amended and Restated Certificate of Incorporation (to be effective upon consummation of the Merger) (included as Annex B to the proxy statement/prospectus).
3.6	Form of Amended and Restated Bylaws (to be effective upon consummation of the Merger) (included as Annex C to the proxy statement/prospectus).
4.4	Warrant Agreement, dated as of November 8, 2021, between OmniLit Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of OmniLit Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on November 1, 2021).
4.6	Form of Amended and Restated Registration Rights Agreement (to be effective upon consummation of the Merger) (included as Annex D to the proxy statement/prospectus).
10.4	Sponsor Support Agreement, dated as of May 9, 2023, by and among OmniLit Sponsor, LLC, Syntec Optics and OmniLit Sponsor, LLC (included as Annex E to the proxy statement/prospectus).
10.5	OmniLit Combination 2023 Equity Incentive Plan (included as Annex F to the proxy statement/prospectus).
10.6	New Syntec Optics’ Employee Stock Purchase Plan (included as Annex G to the proxy statement/prospectus).
10.7	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.7 of OmniLit Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on November 1, 2021).
10.8	Form of Earnout RSU Award Agreement
10.12	Credit Agreement
21.1	List of Subsidiaries.
24*	Power of Attorney (included on signature page to the Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, New York, on the 23rd day of May, 2024.

SYNTEC OPTICS HOLDINGS, INC.

By:	/s/ Al Kapoor
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert O. Nelson II
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Al Kapoor	Chairman and Chief Executive Officer	May 23, 2024
Al Kapoor	(Principal Executive Officer)

/s/ Robert O. Nelson II	Chief Financial Officer	May 23, 2024
Robert O. Nelson II	(Principal Financial and Accounting Officer)

/s/ Walter A. Bishop	Director	May 23, 2024
Walter A. Bishop

/s/ Albert A. Manzone	Director	May 23, 2024
Albert A. Manzone

/s/ Brent D. Rosenthal	Director	May 23, 2024
Brent D. Rosenthal

Item 8. Financial Statements and Supplemental Data

SYNTEC OPTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Syntec Optics Holdings, Inc.

Rochester, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Syntec Optics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2023.

Houston, Texas

May 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholder of Syntec Optics, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the reverse recapitalization described in Note 3, the accompanying consolidated balance sheet of Syntec Optics Holdings, Inc. and its subsidiaries (previously Syntec Optics, Inc.) (the Company) as of December 31, 2022, the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements) (the financial statements before the effects of reverse capitalization as described in Note 3 are not presented herein). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to retroactively apply the effects of the reverse recapitalization described in Note 3, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by another independent registered public accounting firm.

Restatement

As discussed in Note 8 (not presented herein) to the financial statements, the originally released financial statements disclosed that there were no violations of the debt covenants. This disclosure has been revised to state that there was a violation as of December 31, 2022 that was subsequently waived by the lender. As discussed in Note 2 (not presented herein) to the financial statements, the originally released financial statements have been revised to add disclosure of revenue disaggregated by the end market of the customer. As discussed in Note 6 (not presented herein) to the financial statements, the originally released financial statements have been revised to present the loan receivable from the sole shareholder as of December 31, 2021 as a reduction to stockholder’s equity rather than an asset on the balance sheet.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor from 2022 to 2023.

Freed Maxick CPAs, P.C.

Rochester, New York

May 10, 2023, except for Note 8 (not presented herein) to the financial statements, as to which the date is July 12, 2023, Note 2 (not presented herein) to the financial statements, as to which the date is September 6, 2023 and Note 6 (not presented herein), as to which the date is September 27,2023, all appearing as an exhibit in OmniLit Acquisition Corp’s Form S-4/A dated September 27, 2023.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS
Current Assets
Cash	$2,158,245	526,182
Accounts Receivable, Net	6,800,064	5,925,724
Inventory	5,834,109	3,626,360
Prepaid Expenses and Other Assets	359,443	689,385

Total Current Assets	15,151,861	10,767,651

Property and Equipment, Net	11,101,052	11,624,819

Operating Lease Right of Use Assets, Net	-	63,227

Intangible Assets, Net	295,000	-

Total Assets	$26,547,913	$22,455,697

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts Payable	$3,042,315	$412,058
Accrued Expenses	1,071,257	539,966
Federal Income Tax Payable	370,206	108,738
Deferred Revenue	-	348,095
Line of Credit	6,537,592	6,400,000
Current Maturities of Debt Obligations	362,972	1,624,851
Current Maturities of Operating Lease Liabilities	-	13,374

Total Current Liabilities	11,384,342	9,447,082

Long-Term Liabilities
Long-Term Debt Obligations	2,024,939	1,913,538
Long-Term Operating Lease Liabilities	-	49,853
Due to Related Parties	-	11,767
Deferred Grant Revenue	-	300,000
Deferred Income Taxes	74,890	1,274,104

Total Long-Term Liabilities	2,099,829	3,549,262

Total Liabilities	13,484,171	12,996,344

Commitments and Contingencies (Note 22)

Stockholder’s Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,688,266 issued and outstanding as of December 31, 2023 31,600,000 issued and outstanding as of December 31, 2022	3,669	3,160
Additional Paid-In Capital	1,927,204	237,692
Retained Earnings	11,132,869	9,218,501

Total Stockholder’s Equity	13,063,742	9,459,353

Total Liabilities and Stockholder’s Equity	$26,547,913	$22,455,697

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Net Sales	$29,441,180	$27,839,312

Cost of Goods Sold	21,520,189	21,713,220

Gross Profit	7,920,991	6,126,092

General and Administrative Expenses	6,379,879	6,654,326

Income (Loss) from Operations	1,541,112	(528,234)

Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(654,765)	(335,974)
Other Income	370,914	274,810

Total Other Expense, Net	(283,851)	(61,164)

Income (Loss) Before Provision for (Benefit) Income Taxes	1,257,261	(589,398)

Benefit From Income Taxes	(719,172)	(154,829)

Net Income (Loss)	$1,976,433	$(434,569)

Net Income (Loss) per Common Share
Basic and diluted	$0.06	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	32,366,725	31,600,000

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional			Stock
	Common Stock		Paid-In	Retained	Loan to	Subscription
	Shares	Amount	Capital	Earnings	Stockholder	Receivable	Total

Balances, January 1, 2022	3,499	$4	$240,848	$15,615,868	$(5,505,957)	$(176,071)	$10,174,692

Retroactive application of recapitalization	31,596,501	$3,156	$(3,156)	-	-	-	-

Distributions	-	-	-	(5,962,798)	5,505,957	176,071	(280,770)

Net Loss	-	-	-	(434,569)	-	-	(434,569)

Balances, December 31, 2022	31,600,000	$3,160	$237,692	$9,218,501	$-	$-	$9,459,353

Distributions	-	$-	$-	$(62,065)	$-	$-	$(62,065)

Reverse capitalization, net of transaction costs (See Note 3)	5,088,266	$509	$1,689,512	-	-	-	$1,690,021

Net Income	-	-	-	1,976,433	-	-	1,976,433

Balances, December 31, 2023	36,688,266	$3,669	$1,927,204	$11,132,869	$-	$-	$13,063,742

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash Flows From Operating Activities
Net Income (Loss)	$1,976,433	$(434,569)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,769,284	3,140,601
Amortization of Debt Issuance Costs	12,451	10,847
Grant Revenue Income	(300,000)	-
Change in Allowance for Expected Credit Losses	(25,820)	-
Change in Reserve for Obsolescence	124,911	(331,881)
Deferred Income Taxes	(1,199,214)	(507,913)
(Increase) Decrease in:
Accounts Receivable	(848,520)	(756,520)
Inventory	(2,332,660)	1,267,263
Federal Income Tax Receivable	-	100,000
Prepaid Expenses and Other Assets	340,298	(104,407)
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	2,493,826	(597,709)
Federal Income Tax Payable	129,328	108,738
Deferred Revenue	(348,095)	34,265

Net Cash Provided By Operating Activities	2,792,222	1,928,715

Cash Flows From Investing Activities
Borrowings (Repayments) from Related Parties, Net	-	40,837
Purchases of Property and Equipment	(1,921,182)	(1,241,637)
Proceeds from Disposal of Property and Equipment	-	515,372

Net Cash Used in Investing Activities	(1,921,182)	(685,428)

Cash Flows From Financing Activities
Borrowings (Repayments) on Line of Credit, Net	137,592	(1,600,000)
Borrowing on Debt Obligations	1,745,573	-
Repayments on Debt Obligations	(2,908,502)	(917,400)
Repayments on Finance Lease Obligations	-	(222,376)
Cash proceeds from OLIT	45,946	-
Net proceeds from OLIT Trust	1,802,479	-
Distributions	(62,065)	(280,770)

Net Cash Provided By (Used in) Financing Activities	761,023	(3,020,546)

Net Increase (Decrease) in Cash	1,632,063	(1,777,259)

Cash - Beginning	526,182	2,303,441

Cash - Ending	$2,158,245	$526,182

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$652,778	$319,056

Cash Paid for Taxes	$283,561	$159,968

Supplemental Disclosures of Non-Cash Investing Activities:
Asset Acquired and Included in Accounts Payable and Accrued Expenses	$642,547	$23,213
Loan to Stockholder Settled	$-	$5,505,957
Stock Subscription Receivable Settled	-	176,071
Non-Cash Distributions	$-	$5,682,028

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 1 Nature of Business and Significant Accounting Policies

Nature of Business

Syntec Optics Holdings, Inc. (the Company or Syntec Optics) is a vertically integrated manufacturer of optics and photonics components and sub-systems – from opto-mechanicals to optical elements of various geometries, diamond turned optics – both prototype and production, and optical systems including optics assembly, electro-optics assembly, design, and coating. Sales are made to customers in the United States and Europe in defense, medical, and consumer end-markets. The Company has one reporting segment as its operating segments meet the requirements for aggregation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Syntec Optics Holdings, Inc. and its wholly owned subsidiary, Syntec Optics.

The consolidated financial statements also include the accounts of ELR Associates, LLC (ELR), a variable interest entity wherein the Company is the primary beneficiary. Syntec Optic’s variable interest in ELR is the result of providing a guaranty of payment for ELR’s mortgage on the manufacturing facility used exclusively by Syntec Optics.

The consolidated financial statements include the financial position and result of operations of ELR, consisting principally of cash and cash equivalents, other assets and property and equipment of approximately $2,081,000 and $2,149,000 (net of accumulated depreciation) and liabilities, consisting of long-term debt of approximately $694,000 and $1,948,000 as of December 31, 2023 and 2022, respectively and net income of approximately $383,000 and $155,000 for the years ended December 31, 2023 and 2022.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 1 Nature of Business and Significant Accounting Policies - Continued

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that they are not exposed to any significant credit risk on cash. The Company also routinely assesses the financial strength of their customers and, consequently, believes that its accounts receivable credit risk exposure is limited. On December 31, 2023 and 2022 there were amounts due from three customers that totaled approximately 67% and 66% respectively, of accounts receivable. The outstanding accounts receivable due from these customers at December 31, 2023 and 2022 were approximately $4,506,000 and $3,895,000, respectively.

Accounts Receivable

The Company grants credit to substantially all customers and carries its accounts receivable at original invoice, net of an allowance for expected credit losses. On a periodic basis, management evaluates accounts receivable and adjusts the allowance for expected credit losses. The allowance at December 31, 2023 and 2022 amounted to approximately $239,000 and $213,000, respectively. Customer balances are written off when amounts are deemed uncollectible, or credits are issued. The Company generally does not accrue interest on past due balances.

Inventory

Inventory consists of raw materials, work-in-process, finished goods and allocated manufacturing labor and overhead. Inventory is stated at the lower of cost using the first-in, first-out basis or net realizable value. The Company provides inventory reserves for excess, obsolete, or slow-moving inventory, based on changes in customer demand, technology developments or other economic factors.

Property and Equipment Net of Accumulated Deprecation

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the respective assets. The cost of normal maintenance and repairs is charged to expense as incurred, whereas expenditures, which materially extend useful lives, are capitalized. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

Depreciation is provided for on the straight-line method over the following estimated useful lives:

Years
Machinery and Equipment	7
Building and Leasehold Improvements	14 - 15 and/or Lesser of Useful Life or Lease Term
Office Furniture and Equipment	3 - 5
Tooling	3 - 10
Vehicles	5

Long-Lived Assets

Long-lived assets, including property and equipment, are stated at cost. The Company reviews its long-lived assets, including right of use assets, for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances are present, the carrying value of the asset is compared to the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2023 and 2022, no impairment charges were recorded.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 1 Nature of Business and Significant Accounting Policies - Continued

Intangible Assets

Intangible assets are generally stated at cost and if determined to have either an indefinite life or a finite life. If determined to have a finite life, they are amortized over the estimated useful lives of the respective assets. The Company reviews its intangible assets for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances are present, the carrying value of the asset is compared to the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset During the year ended December 31, 2023, no impairment charges were recorded.

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company records right-of-use (ROU) assets and lease obligations for its finance and operating leases, which are initially based on the discounted future minimum lease payments over the term of the lease.

The lease term is defined as the non-cancelable period of the lease plus any options to extend the lease when it is reasonably certain that it will be exercised. Leases may also include options to terminate the arrangement or options to purchase the underlying asset. For leases with an initial term of 12 months or less, no ROU assets or lease obligations are recorded on the balance sheet and the Company recognizes short-term lease expense for these leases on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. None of the Company’s lease agreements include variable rental payments. The Company has elected to separate lease from non-lease components for all leases.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of goods sold or general and administrative expense. Interest expense for finance leases is recognized using the effective interest method. Short-term rentals and payments associated with non-lease components are expensed as incurred.

Debt Issuance Costs

The Company defers certain costs incurred in connection with obtaining financing. Costs related to line of credit agreements are recorded as an asset and are amortized to interest expense over the term of the agreement. Costs related to long-term debt financing are presented as a direct deduction from the carrying amount of the related debt and amortized over the term of the related debt as additional interest.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in costs of goods sold.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2023 and 2022 were approximately $188,000 and $278,000, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 1 Nature of Business and Significant Accounting Policies - Continued

Income Taxes

The Company accounts for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry forwards. Measurement of deferred income items is based on enacted tax laws, including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future. A valuation allowance is established when it is necessary to reduce deferred income tax assets to amounts for which realization is likely. In assessing the need for a valuation allowance, management estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards following tax law ordering rules.

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit as of December 31, 2023 or 2022. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties. The Company files U.S. federal tax returns and tax returns in various states.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company did not have any dilutive shares for the years ended December 31, 2023 and 2022.

Fair Value of Financial Instruments

The Company follows the fair value measurement guidance required by accounting principles generally accepted in the United States of America for financial and nonfinancial assets and liabilities. This guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and borrowings approximate fair value, based on their terms or due to the short maturity of these instruments.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 1 Nature of Business and Significant Accounting Policies - Continued

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, Syntec Optics can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Syntec Optics has elected to avail itself of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Syntec Optics intends to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, Syntec Optics’ financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Syntec Optics will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of OmniLit’s initial public offering, (ii) the last day of the fiscal year in which Syntec Optics has total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which Syntec Optics is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of Syntec Optics’ common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which Syntec Optics has issued more than $1.0 billion in non- convertible debt securities during the prior three-year period.

Note 2 Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Codification 606, Revenue from Contracts with Customers (ASC 606), which provides a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when or as performance obligations are satisfied

The Company’s revenue is primarily derived from three categories of products and services, (i) the production and assembly of molded plastic optics parts including polymer and glass parts, opto-mechanicals, thin film coating, diamond turned optics and optical systems including electro-optics assembly, (“Products”) (ii) the manufacture of custom tooling used to manufacture molded products, and (“Custom Tooling”) (iii) non-recurring engineering services (“Non-Recurring Engineering’). The Company’s products are marketed and sold primarily to end-user commercial customers throughout the United States and Europe. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets.

The Company assesses the contract term as the period in which the parties to the contract have presently enforceable rights and obligations. Certain customer contracts may provide for either party to terminate the contract upon written notice.

Nature of Products and Services

Revenue from the sale of molded plastic, polymer and glass parts, opto-mechanicals, thin film coating, diamond turned optic and optical systems is recognized upon transfer of control to the customer, which is typically upon shipment. These sales do not meet the criteria for revenue to be recognized over time. The Company has elected to treat shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated equipment and parts and not as a separate performance obligation.

In general, the Company recognizes revenue from tooling contracts upon delivery and acceptance by the customer, which signifies successful completion of the contract.

Revenue from non-recurring engineering services is recognized upon completion of the negotiated services. These sales do not meet the criteria for revenue to be recognized over time. Non-recurring engineering services are one-off items that are unique to programs such as expedite fees or set-up fees which are billed upon completion of the task with payment terms of 30 - 60 days from date of invoice.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 2 Revenue Recognition – Continued

Transaction Price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration. The Company’s contracts do not include variable consideration.

Contract Balances

The timing of revenue recognition generally aligns with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. The balance in accounts receivable at January 1, 2023 and 2022 was $5,925,724 and $5,169,204, respectively. Deferred revenue is recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Deferred revenue is recognized as revenue on the consolidated statements of operations when the Company satisfies its performance obligation to the customer. Balances in deferred revenue at January 1, 2023 and 2022 were $348,095 and $313,830, respectively. Revenue recognized during the years ended December 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period was $348,095 and $313,830, respectively. The Company does not have any contract assets.

Costs to Obtain a Contract

The Company did not incur costs of obtaining contracts expected to benefit longer than one year. As a result, there are no capitalized contract acquisition costs as of December 31, 2023 or 2022.

Warranties

The buyer shall have thirty (30) days from the date of shipment to inspect and either accept or reject. If goods are rejected, written notice of rejection and the specific reasons therefore must be sent to the Company within such thirty (30) day period after receipt. Failure to reject goods or to notify the Company of errors, shortages, or other non-compliance with the agreement within such thirty (30) day period shall constitute irrevocable acceptance of goods and admission that they fully comply with the agreement.

Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies as outlined above for the years ended December 31:

	2023	2022
Products	$25,736,915	$26,075,627
Custom Tooling	1,382,620	1,390,210
Non-Recurring Engineering	2,321,645	373,475

Total	$29,441,180	$27,839,312

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the years ended December 31:

	2023	2022
Consumer	$7,026,621	$8,973,171
Communication	5,321,371	-
Defense	7,457,372	7,410,224
Medical	9,635,816	11,455,917

Total	$29,441,180	$27,839,312

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 3 – REVERSE CAPITALIZATION

On November 7, 2023, Legacy Syntec consummated a merger with OmniLit Acquisition Corp (OLIT). Legacy Syntec was deemed to be the accounting acquirer in the merger. The determination was primarily based on Legacy Syntec’s stockholders having a majority of the voting power in the combined Company, Legacy Syntec having the ability to appoint a majority of the Board of Directors of the Company, Legacy Syntec’s existing management team comprising the senior management of the combined Company, Legacy Syntec comprising the ongoing operations of the combined Company and the combined Company assumed the name “Syntec Optics Holdings, Inc.”. Accordingly, for accounting purposes, the merger was treated as the equivalent of Legacy Syntec issuing stock for the net assets of OLIT, accompanied by a recapitalization. The net assets of OLIT are stated at historical cost, with no goodwill or other intangible assets recorded.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to November 7, 2023, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Syntec’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and income (loss) per share related to Legacy Syntec’s outstanding common stock prior to the merger have been retroactively restated as shares reflecting the exchange ratio of 9,031.152 established in the merger. Legacy Syntec’s common stock previously classified as temporary equity was retroactively adjusted, converted into common stock and reclassified to permanent equity as a result of the reverse recapitalization.

Immediately before the closing of the merger the funds remaining after such redemptions, totaling approximately $3.2 million, became available to finance transaction expenses and the future operations of Syntec Optics.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 3 – REVERSE CAPITALIZATION – Continued

Upon the closing of the merger, holders of Legacy Syntec common stock received shares of common stock in an amount determined by application of the Exchange Ratio. For periods prior to the merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio. The consolidated assets, liabilities, and results of operations prior to the merger are those of Legacy Syntec.

The following table summarizes the elements of the merger allocated to the Consolidated Statements of Changes in Stockholder’s Equity:

Amounts
Cash: OLIT trust	$3,167,479
Cash: OLIT	45,946
Gross Proceeds	3,213,425
Net liabilities assumed in merger transaction	(158,404)
OLIT transaction costs paid at close	(1,365,000)
Net benefit assumed in recapitalization	$1,690,021

Number of Shares
Common stock, outstanding prior to merger	1,348,049
Less: Redemption of OLIT shares	(1,051,450)
OLIT Public Shares	296,599
OLIT Sponsor Shares	4,791,667
Legacy Syntec shares (1)	31,600,000
Total shares of common stock immediately after the merger	36,688,266

(1)	- The number of Legacy Syntec shares was determined from The shares of Legacy Syntec outstanding immediately prior to The closing of The merger converted at The Exchange Ratio. All fractional shares were rounded down.

Warrants

As part of the reverse capitalization transaction, the Company issued public warrants. Refer to Note 17 for a further description of the warrants.

Earnout

The former holders of shares of Legacy Syntec common stock are entitled to receive their pro rata share of up to 26,000,000 additional shares of common stock (the “Contingent Earnout”). The Company will issue 26,000,000 additional shares of Common Stock (the “Contingent Earnout”) to the Company’s existing stockholders at the Closing, which Contingent Earnout shares will vest upon Syntec Common Stock achieving the following stock trading price thresholds (the “Contingent Earnout Trigger Price”) following the Closing: one-third (1/3rd) at $12.50 per share, one-third (1/3rd) at $14.00 per share, and one-third (1/3rd) at $15.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Contingent Earnout shares which remain unvested as of the date five (5) years from the Closing (the “Earnout Period”) will be deemed cancelled and no longer subject to vesting.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 3 – REVERSE CAPITALIZATION – Continued

The Company accounts for the Contingent Earnout Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Earnout Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) as defined below. The Company has determined that the Contingent Earnout Shares are indexed to the Company’s common stock and are therefore not precluded from equity classification. Such accounting determination will be assessed at each financial statement reporting date to determine whether equity classification remains appropriate. If the Contingent Earnout Shares are later determined to be liability-classified instruments, the Company would recognize subsequent changes in the fair value of such Contingent Earnout Shares within earnings at each reporting period during the earnout period. The pro forma value of the Contingent Earnout Consideration was estimated utilizing a Monte Carlo simulation model. The significant assumptions utilized in estimating the fair value of Contingent Earnout Consideration include the following: (1) our Common Stock price of $8.73-$15.76 per share; (2) normal distribution; (3) values assessed after the Earnout Period of five (5) years and; (4) discount rates ranging from 15.5%-19.5%. The preliminary fair value of the Contingent Earnout Shares is $177.6 million.

The accounting treatment of the Contingent Earnout Shares have been recognized at fair value upon the closing of the merger and classified in stockholders’ equity. Because the merger is accounted for as a reverse recapitalization, the recognition of the Contingent Earnout Shares has been treated as a deemed dividend and has been recorded within additional-paid-in-capital and has no net impact on additional paid-in capital.

Note 4 Other Reimbursements

On August 9, 2022, the Company suffered a power outage that interrupted business and resulted in various equipment damage. The Company received $120,000 during Q3 2022 from the insurer Acadia Insurance for repair costs that has been included in other income in the consolidated statement of operations for the year ended December 31, 2022. The Company has received an additional $76,951 for repair costs which was paid in 2023.  In addition, Acadia Insurance has provided guidelines to the Company for an additional interruption loss claim. The Company has received $23,902 in 2023 in relation to the interruption loss claim to date.

Note 5 Inventory

Inventory consists of the following at December 31:

	2023	2022

Raw Materials	$1,144,322	$865,499
Work-in-Process	4,818,156	2,705,281
Finished Goods	188,251	247,289
	6,150,729	3,818,069
Less: Reserve for Obsolescence	316,620	191,709

Inventory	$5,834,109	$3,626,360

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 6 Property and Equipment

Property and equipment consists of the following at December 31:

	2023	2022

Machinery and Equipment	$32,466,641	$30,595,840
Building and Leasehold Improvements	5,096,436	5,082,901
Land	130,000	130,000
Office Furniture and Equipment	2,292,995	2,196,265
Tooling	103,310	103,860
Vehicles	24,059	24,059
Assets Not Placed in Service	260,000	-
	40,373,441	38,132,925
Less: Accumulated Depreciation	29,272,389	26,508,106

Property and Equipment, Net	$11,101,052	$11,624,819

Depreciation expenses were approximately $2,764,000 and $3,141,000 for the years ended December 31, 2023 and 2022, respectively.

Note 7 Intangible Assets

Intangible assets consist of the following at December 31, 2023, and 2022:

	2023	2022

Licenses (weighted average life of 5 years)	$300,000	$-
Total identifiable intangible assets	300,000	-
Less: Accumulated Amortization	5,000	-

Intangible Assets, Net	$295,000	$-

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 7 Intangible Assets – Continued

Amortization expense for acquired finite-lived intangibles was $5,000 and $-0- for the years ended December 31, 2023, and 2022, respectively. Expected future amortization expense of acquired finite-lived intangible assets as of December 31, 2023, is as follows:

December 31, 2024	$60,000
2025	60,000
2026	60,000
2027	60,000
2028	55,000

Total	$295,000

Note 8 Loan to Stockholder

During 2022, the outstanding loan balance and accrued interest was settled via a non-cash distribution to the stockholder. Since the loan receivable was to the sole stockholder with no fixed payment terms, it had been classified as a reduction to equity.

Note 9 Subscription Receivable

Syntec loaned $300,000 to a stockholder of Syntec in 1999, the proceeds of which were used by the stockholder to acquire an outstanding interest in Syntec. Syntec had classified the loan receivable as an offset to equity with accrued interest income recorded to additional paid-in capital. During 2022, the loan balance and accrued interest amounting to $176,071 in the aggregate was settled via a non-cash distribution to the stockholder.

Note 10 Line of Credit

The Company has a line of credit available in the amount of $10,000,000 with M&T Bank. Borrowings may be made against the line of credit as Secured Overnight Financing Rate (SOFR) Loans. The weighted average rate on outstanding borrowings as of December 31, 2023 was 7.63%. As of December 31, 2023 and 2022, the Company had $6,537,592 and $6,400,000, respectively, outstanding under the line of credit facility.

The line of credit and term notes contain customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. At December 31, 2023 the Company was in compliance with these financial covenants.

Note 11 Long-Term Debt

Long-term debt consists of the following at December 31, 2023 and 2022:

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 11 Long-Term Debt – Continued

Long-Term Debt Maturities

	2023	2022

The Company entered into a $2,000,000 term note payable with Citizens Bank, requiring monthly principal installments of $33,333 plus interest at the Adjusted LIBOR rate as defined in the credit agreement. The note matured and was paid full in June 2023.	$-	$199,126

The Company entered into a $674,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,646, including interest at a fixed rate of 1.87%. The note matures in September 2026. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder. In November 2023, the Company refinanced their debt obligations with another lender and this note was paid in full as a result.	-	267,438

The Company entered into a $2,000,000 term note payable with Citizens Bank, requiring monthly principal installments of $33,333, plus interest at the Adjusted SOFR rate as defined in the credit agreement. The note matures in July 2026. In November 2023, the Company refinanced their debt obligations with another lender and this note was paid in full as a result.	-	1,433,333

The Company entered into a $1,216,712 mortgage note payable with Citizens Bank, requiring monthly principal installments of $5,633, plus interest at the Adjusted SOFR rate as defined in the credit agreement. The effective interest rate was 8.41% at September 30, 2023. The note matures in July 2023. In November 2023, the Company refinanced their debt obligations with another lender and this note was paid in full as a result.	-	906,901

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at fixed rate of 6.59%. The note matures in November 2028.	1,722,626	-

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	718,441	767,771

Total Long-Term Debt	2,441,067	3,574,569

Less: Unamortized Debt Issuance Costs	53,156	36,180

Long-Term Debt, Less Unamortized Debt Issuance Costs	2,387,911	3,538,389

Less: Current Maturities	362,972	1,624,851

Long-Term Debt	$2,024,939	$1,913,538

At December 31, 2023, the future debt maturities are as follows:

December 31, 2024	$362,972
2025	385,975
2026	410,182
2027	436,005
2028	391,236
Thereafter	454,697

Total	$2,441,067

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 12 Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer up to 84% of their annual compensation, with Syntec matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the years ended December 31, 2023 and 2022 amounted to $179,970 and $170,839, respectively.

Note 13 Income Taxes

Following is a summary of the components giving rise to the income tax benefit for the years ended December 31:

	2023	2022
Current:
Federal	$72,557	$308,738
State	407,485	44,346
	480,042	353,084
Deferred Tax Benefit	(1,199,214)	(507,913)

Total	$(719,172)	$(154,829)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows as of December 31:

	2023	2022
Deferred Tax Assets:
New York State Investment Tax Credit	$1,402,438	$1,295,898
Massachusetts Research and Development Credit	628,371	478,564
Allowance for Current Expected Credit Losses	55,732	2,836
Unamortized Startup Costs	476,876	-
Amortization of Intangible Assets	777	-
Section 174 Capitalization	1,100,698	531,553
Inventory Reserve	73,857	41,498
Accrued Management Fees	-	5,413
Accrued Vacation	16,905	8,374
Gain on Disposal	-	(14,157)
Valuation Allowance	(2,030,809)	(1,774,462)
Deferred Tax Assets:	$1,724,845	$575,517

Deferred Tax Liabilities:
Depreciation	$(1,799,735)	$(1,849,621)

Deferred Tax Liabilities, Net	$(74,890)	$(1,274,104)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows for the year ended December 31:

	2023	2022
Statutory Income Tax Rate	21.00%	21.00%
Increase (Decrease) In Tax Provision Resulting From:
State Income Taxes, Net of Federal Benefit	11.79%	(5.00)%
Federal Special Deductions	(7.05)%	0.00%
Federal Credits	(39.28)%	13.90%
Federal Tax Prior Year (Over) Under Accrual	(20.05)%	(2.50)%
State Tax Rate Change	18.22%	(9.70)%
State Tax Credits	(29.33)%	17.40%
State Deferred Taxes	(15.62)%	3.60%
Change in Valuation Allowance	(25.32)%	(17.40)%
Transaction Costs	2.49%	0.00%
Pass Through Entity	25.09%	5.50%
Other, Net	0.86%	(0.50)%

Effective Tax Rate	(57.20)%	26.30%

The tax returns of the Company are open for three years form the date of filing. At the report date, the statute of limitations for federal and state tax returns are open for the Company for 2022, 2021, and 2020.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has evaluated and concluded that section 382 was not triggered.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 13 Income Taxes - Continued

The Company has significant deferred tax assets as a result of temporary differences between the taxable income on its tax return and U.S. GAAP income, federal and state R&D tax credit carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in the consolidated financial statements become deductible for income tax purposes, or when tax credit carry forwards are utilized on the Company tax returns. The Company assesses the realizability of its deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of the Company’s deferred tax assets. The assessment of whether valuation allowances are required considers, amount other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered its history of cumulative operating results for income tax purposes over the past several years in each of the tax jurisdictions which it operates, its recent financial performance, statutory carry forward periods and tax planning alternatives. In addition, the Company considered both its near-term and long-term financial outlook. After considering all available evidence (both positive and negative), the Company concluded that recognition of a valuation allowance was required in the amount of $2,030,809 and $1,774,462 December 31, 2023 and 2022, respectively.

New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in 2014 for Syntec. At December 31, 2023, the Company has $1,402,438 of New York State investment tax credit carryforwards, expiring in various years through 2037. The credits cannot be utilized unless the New York state tax rate is no longer 0%, and as such, the Company has recorded a valuation allowance against the full amount of these credit carryforwards (net of the federal benefit). In addition, the Company has approximately $628,371 of Massachusetts State Research and Development credit carryforwards, expiring in various years through 2037 that the Company has recorded a valuation allowance against.

Note 14 Leases

The Company has entered into lease agreements for equipment utilized in its manufacturing facility. As of December 31, 2022, these finance leases have been paid off. During 2022, the Company signed a five-year vehicle operating lease. As of December 31, 2023, the vehicle operating lease has been terminated.

The components of operating and finance lease costs are as follows for the years ended December 31:

	2023	2022
Operating lease cost	$-	$12,708
Finance Lease Cost:
Amortization of assets	-	125,274
Interest on liabilities	-	5,690

Total lease cost	$-	$143,672

There were no variable payments or material short-term rentals for the years ended December 31, 2023.

Supplemental cash flow information related to leases are as follows for the years ended December 31:

	2023	2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$12,708
Operating cash flows from finance leases	-	5,690
Financing cash flows from finance leases	-	222,376
Non-cash lease disclosures:
Operating lease assets obtained in exchange for operating lease liabilities	-	72,709

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 14 Leases – Continued

The following table summarizes weighted average remaining lease term and discount rates as of December 31, 2023 and December 31, 2022:

	2023	2022
Weighted average remaining lease term (years)
Operating leases	N/A	4.25
Finance leases	N/A	N/A
Weighted average discount rate
Operating leases	N/A	6.40%
Finance leases	N/A	N/A

There are no future maturities of our lease liabilities as of December 31, 2023.

Note 15 Asset Purchase Agreement

On December 11, 2023, the Company entered into an asset purchase agreement with Molex, LLC, whereby the Company acquired machinery and intellectual property assets for a purchase price of $560,000.

Note 16 Related Party Transactions

Accrued Management Fees

The Company pays a management fee to the majority stockholder for services provided to the Company. For the years ended December 31, 2023 and 2022, the management fee expense was $318,334 and $500,032 respectively. As of December 31, 2023 and 2022, unpaid management fees to the majority stockholder amounted to $-0- and $25,000, respectively and included in the accrued expenses line on the accompanying consolidated balance sheets.

Other Related Party Transactions

SWI DISC, Inc. (the DISC) is owned by the majority stockholder of the Company. During 2014, the Company entered into a commission agreement with the DISC related to the Company’s foreign sales. Total commissions under the terms of this agreement amounted to $-0- for the years ended December 31, 2023 and 2022.

Note 17 Warrants

In connection with the merger discussed in Note 3, the Company assumed the outstanding public warrants of OLIT.

Each warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants. The Company may elect to redeem the warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 14,107,989 warrants issued and outstanding. The warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. There was no activity of public warrants from the closing date through December 31, 2023.

The measurements of the warrants after the detachment of the warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker OPTXW. For periods subsequent to the detachment of the warrants from the Units, the close price of the warrant price was used as the fair value of the warrants as of each relevant date.

The following tables presents a roll-forward of the Company’s warrants from January 1, 2023 to December 31, 2023:

Common Stock Warrants

**Warrants outstanding, January 1, 2023	-
Assumed in merger	14,107,989
Exercised subsequent to merger	-
Warrants outstanding, December 31, 2023	14,107,989

**	There were no warrants issued, exercised and outstanding prior to January 1, 2023

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 18 Common Stock

The Company is authorized to issue up to 121,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors. As of December 31, 2023 and 2022, there were 36,688,266 and 31,600,000 shares issued and outstanding retroactively adjusted and no dividends on common stock had been declared by the Company.

As of December 31, 2023 and 2022, the Company had reserved shares of common stock for issuance as follows:

	2023	2022

Common stock outstanding	36,688,266	31,600,000
Warrants outstanding	14,107,989	-
Contingent earnout shares	26,000,000	-
Shares available for future issuance (1)	4,773,971	-
Total	81,570,226	31,600,000

(1)	Refer to Stock Incentive Plan amendment at Note 19

Note 19 Stock-based Compensation

In connection with the merger, shareholders and board members approved the 2023 Equity Incentive Plan (the “2023 Incentive Plan”). Up to 2,773,972 shares of the Syntec Optics common stock (“Common Stock”) will initially be reserved for issuance under the 2023 Incentive Plan, and additional shares will become available for issuance under the 2023 Incentive Plan each year as described below under “Aggregate Share Limit.” Our Board of Directors and stockholders have approved the 2023 Incentive Plan at the annual meeting held on October 31, 2023.

The Company will issue up to 2,000,000 shares of common stock (the “Performance-based-Earnout”) to members of the management team of the Company from time to time, to the extent determined by the Board of Directors in its sole discretion.

As of December 31, 2023, there were 4,773,971 shares of unissued authorized and available for future awards under the plans.

Note 20 Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted (loss) earnings per share for the years ended December 31, 2023 and December 31, 2022:

	2023	2022
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$1,976,433	$(434,569)

Denominator
Weighted-average shares outstanding	32,366,725	31,600,000
Basic and diluted net income (loss) per share	$0.06	$(0.01)

Note 21 Grant Revenue

On July 15, 2015, ELR Associates LLC entered in a building renovation agreement with the City of Rochester. The grant amount was for $300,000 and was initially deferred under the terms of the agreement to renovate the facilities and maintain full time equivalent jobs for City of Rochester residents. As of December 31, 2023, the requirements have been fulfilled and the revenue was recognized in other income on the consolidated statement of operations.

Note 22 Commitments and Contingencies

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 23 Significant Customers

For the year ended December 31, 2023, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $4,506,000 as of December 31, 2023.

For the year ended December 31, 2022, the Company generated 50% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,895,000 as of December 31, 2022.

Note 24 Subsequent Event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based upon the review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On March 19, 2024, ELR Associates, LLC entered into a $863,607 mortgage note payable to M&T bank for the property. The establishment of this mortgage note is a reclassification of debt rather than a new issuance as the Company’s outstanding borrowings on its line of credit will be reduced by the amount of the mortgage note. The Company incurred no new net debt obligations as a result of this transaction.

On March 19, 2024, the Company borrowed $236,781 against their available equipment line of credit. In accordance with the existing credit agreement, borrowing against the equipment line of credit established a term note obligation for the Company.

