Form 10-Q
period 2024-03-31
SYNTEC OPTICS HOLDINGS, INC.
filed 2024-05-23
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41034

SYNTEC OPTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0816957
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Lee Rd.

Rochester, NY 14606

(Address of principal executive offices and zip code)

(585) 464-9336

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OPTX	The Nasdaq Capital Market
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	OPTXW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 22, 2024, there were 36,688,266 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Financial Statements

Syntec Optics Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

	2024 (unaudited)	2023
Assets

Current Assets
Cash	$1,684,308	2,158,245
Accounts Receivable, Net	5,094,215	6,800,064
Inventory	6,473,850	5,834,109
Prepaid Expenses and Other Assets	397,122	359,443

Total Current Assets	13,649,495	15,151,861
Property and Equipment, Net	10,585,538	11,101,052
Deferred Income Taxes	106,992	-
Intangible Assets, Net	280,000	295,000
Total Assets	$24,622,025	$26,547,913

Liabilities and STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,389,071	$3,042,315
Accrued Expenses	1,271,965	1,071,257
Federal Income Tax Payable	247,430	370,206
Deferred Revenue	20,363	-
Line of Credit	5,437,204	6,537,592
Current Maturities of Debt Obligations	447,702	362,972

Total Current Liabilities	9,813,735	11,384,342

Long-Term Liabilities
Long-Term Debt Obligations	2,953,691	2,024,939
Deferred Income Taxes	-	74,890

Total Long-Term Liabilities	2,953,691	2,099,829

Total Liabilities	12,767,426	13,484,171

Commitments and Contingencies (Note 15)

Stockholders’ Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,688,266 issued and outstanding as of March 31, 2024 and December 31, 2023	3,669	3,669
Additional Paid-In Capital	1,927,204	1,927,204
Retained Earnings	9,923,726	11,132,869

Total Stockholders’ Equity	11,854,599	13,063,742
Total Liabilities and Stockholders’ Equity	$24,622,025	$26,547,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023

Net Sales	$6,255,908	$6,884,436

Cost of Goods Sold	5,548,465	5,172,735

Gross Profit	707,443	1,711,701

General and Administrative Expenses	2,114,543	1,517,961

(Loss) Income from Operations	(1,407,100)	193,740

Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(159,867)	(130,021)
Other Income	19,349	751

Total Other Expense, Net	(140,518)	(129,270)

(Loss) Income Before (Benefit) Provision for Income Taxes	(1,547,618)	64,470

(Benefit) Provision for Income Taxes	(338,475)	11,448

Net (Loss) Income	$(1,209,143)	$53,022

Net (Loss) Income per Common Share
Basic and diluted	$(0.03)	$0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,688,266	31,600,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYTNEC Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2023	36,688,266	$3,669	$1,927,204	$11,132,869	$13,063,742

Net Loss	-	-	-	(1,209,143)	(1,209,143)

Balances, March 31, 2024	36,688,266	$3,669	$1,927,204	$9,923,726	$11,854,599

SYTNEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2022	31,600,000	$3,160	$237,692	$9,218,501	$9,459,353

Distributions				(46,106)	(46,106)

Net Income				53,022	53,022

Balances, March 31, 2023	31,600,000	$3,160	$237,692	$9,225,417	$9,466,269

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023
Cash Flows From Operating Activities
Net (Loss) Income	$(1,209,143)	$53,022
Adjustments to Reconcile (Loss) Income to Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization	695,826	723,938
Amortization of Debt Issuance Costs	1,973	2,712
Change in Allowance for Expected Credit Losses	(24,103)	51,375
Change in Reserve for Obsolescence	208,287	(334)
Deferred Income Taxes	(181,882)	(228,415)
(Increase) Decrease in:
Accounts Receivable	1,729,951	(44,131)
Inventory	(848,028)	(774,344)
Prepaid Expenses and Other Assets	(37,679)	18,755
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	(522,630)	548,899
Federal Income Tax Payable	(122,776)	229,855
Deferred Revenue	20,363	(54,593)

Net Cash (Used In) Provided By Operating Activities	(289,841)	526,739

Cash Flows From Investing Activities
Purchases of Property and Equipment	(95,218)	(226,871)

Net Cash Used in Investing Activities	(95,218)	(226,871)

Cash Flows From Financing Activities
Repayments on Line of Credit, Net	(1,100,388)	-
Borrowing on Debt Obligations	1,100,388	-
Repayments on Debt Obligations	(88,878)	(246,380)
Distributions	-	(46,106)

Net Cash Used in Financing Activities	(88,878)	(292,486)

Net (Decrease) Increase in Cash	(473,937)	7,382

Cash- Beginning	2,158,245	526,182

Cash- Ending	$1,684,308	$533,564

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$157,895	$137,773

Cash Paid for Taxes	$85,098	$10,008

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$412,641	$30,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Nature of Business

Syntec Optics Holdings, Inc. (the “Company” or “Syntec Optics”) is a vertically integrated manufacturer of optics and photonics components and sub-systems – from opto-mechanicals to optical elements of various geometries, diamond turned optics – both prototype and production, and optical systems including optics assembly, electro-optics assembly, design, and coating. Sales are made to customers in the United States and Europe in defense, medical, and consumer end-markets. The Company has one reporting segment as its operating segments meet the requirements for aggregation.

On November 7, 2023, a merger transaction between OmniLit Acquisition Corporation (“OLIT”), Syntec Optics, Inc. (“Legacy Syntec”), and Optics Merger Sub, Inc. (“Merger Sub”) was completed pursuant to which Merger Sub was merged with and into Legacy Syntec, with Legacy Syntec surviving the merger. As a result of the merger, Legacy Syntec became a wholly owned subsidiary of New Syntec.

Although New Syntec was the legal acquirer of Legacy Syntec in the merger, Legacy Syntec is deemed to be the accounting acquirer, and the historical financial statements of Legacy Syntec became the basis for the historical financial statements of New Syntec upon the closing of the merger. New Syntec together with its wholly owned subsidiary, Syntec Optics, Inc., is referred to hereinafter as the “Company.”

Furthermore, the historical financial statements of Legacy Syntec became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Quarterly Report reflect (i) the historical operating results of Legacy Syntec prior to the merger; (ii) the combined results of OLIT and Legacy Syntec following the close of the merger; (iii) the assets and liabilities of Legacy Syntec at their historical cost and (iv) the Legacy Syntec’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

The Company has provided a discussion of significant accounting policies, estimates and judgements in its 2023 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2023.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim unaudited condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these interim unaudited condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Syntec Optics Holdings, Inc. and its wholly owned subsidiary, Syntec Optics. The interim unaudited condensed consolidated financial statements also include the accounts of ELR Associates, LLC (ELR), a variable interest entity wherein the Company is the primary beneficiary. Syntec Optic’s variable interest in ELR is the result of providing a guaranty of payment for ELR’s mortgage on the manufacturing facility used exclusively by Syntec Optics. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its interim unaudited condensed consolidated financial statements.

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

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Revenue Recognition

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

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Revenue Recognition (Continued)

Transaction Price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration. The Company’s contracts do not include variable consideration.

Contract Balances

The timing of revenue recognition generally aligns with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. The balance in accounts receivable at January 1, 2024 and 2023 was $6,800,064 and $5,925,724, respectively. Deferred revenue is recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Deferred revenue is recognized as revenue on the consolidated statements of operations when the Company satisfies its performance obligation to the customer. Balances in deferred revenue at January 1, 2024 and 2023 were $-0- and $348,095, respectively. Revenue recognized during the three months ended March 31, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period was $-0- and $241,500, respectively. The Company does not have any contract assets.

Costs to Obtain a Contract

The Company did not incur costs of obtaining contracts expected to benefit longer than one year. As a result, there are no capitalized contract acquisition costs as of March 31, 2024 or December 31, 2023.

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

Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies as outlined above for the three months ended March 31:

	2024	2023
Products	$6,250,703	$6,477,052
Custom Tooling	4,205	337,380
Non-Recurring Engineering	1,000	70,004

Total	$6,255,908	$6,884,436

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three months ended March 31:

	2024	2023
Consumer	$1,237,985	$1,683,233
Communication	2,057,262	373,718
Defense	1,193,315	2,377,892
Medical	1,767,346	2,449,593

Total	$6,255,908	$6,884,436

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at March 31, 2024 and December 31, 2023:

	2024	2023

Raw Materials	$743,214	$1,144,322
Work-in-Process	6,009,454	4,818,156
Finished Goods	246,089	188,251
Inventory gross	6,998,757	6,150,729
Less: Reserve for Obsolescence	524,907	316,620

Inventory	$6,473,850	$5,834,109

Note 5 — Property and Equipment

Property and equipment consists of the following at March 31, 2024 and December 31, 2023:

	2024	2023

Machinery and Equipment	$32,878,126	$32,466,641
Building and Leasehold Improvements	5,096,436	5,096,436
Land	130,000	130,000
Office Furniture and Equipment	2,306,822	2,292,995
Tooling	103,310	103,310
Vehicles	24,059	24,059
Assets Not Placed in Service	-	260,000
	40,538,753	40,373,441
Less: Accumulated Depreciation	29,953,215	29,272,389

Property and Equipment, Net	$10,585,538	$11,101,052

Depreciation expenses were approximately $680,800 and $723,900 for the three months ended March 31, 2024 and 2023, respectively.

Note 6 — Intangible Assets

Intangible assets consist of the following at March 31, 2024 and December 31, 2023:

	2024	2023

Licenses	$300,000	$300,000
Total identifiable intangible assets	300,000	300,000
Less: Accumulated Amortization	20,000	5,000

Intangible Assets, Net	$280,000	$295,000

Amortization expense for acquired finite-lived intangibles was $15,000 and $-0- for the three months ended March 31, 2024 and 2023, respectively. Expected future amortization expense of acquired finite-lived intangible assets as of March 31, 2024, is as follows:

December 31, 2024	$45,000
2025	60,000
2026	60,000
2027	60,000
2028	55,000

Total	$280,000

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Line of Credit

The Company has a line of credit available in the amount of $10,000,000 with M&T Bank. Borrowings may be made against the line of credit as Secured Overnight Financing Rate (SOFR) Loans. The weighted average rate on outstanding borrowings as of March 31, 2024 was 7.63%. As of March 31, 2024 and December 31, 2023, the Company had $5,437,204 and $6,537,592, respectively, outstanding under the line of credit facility.

The line of credit and term notes contain customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. At March 31, 2024 the Company was in compliance with these financial covenants.

Note 8 — Long-Term Debt

Long-term debt consists of the following at March 31, 2024 and December 31, 2023:

	2024	2023

The Company entered into a $863,607 mortgage note payable with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$863,607	$-

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029.	236,781	-

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028.	1,646,252	1,722,626

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	705,937	718,441

Total Long-Term Debt	3,452,577	2,441,067

Less: Unamortized Debt Issuance Costs	51,184	53,156

Long-Term Debt, Less Unamortized Debt Issuance Costs	3,401,393	2,387,911

Less: Current Maturities	447,702	362,972

Long-Term Debt	$2,953,691	$2,024,939

At March 31, 2024, the future debt maturities are as follows:

December 31, 2024 (remainder of year)	$332,621
2025	468,282
2026	497,717
2027	529,099
2028	490,202
Thereafter	1,134,656

Total	$3,452,577

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer a percentage of their annual compensation, with Syntec Optics matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the three months ended March 31, 2024 and 2023 were approximately $45,000 and $48,000, respectively.

Note 10 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 21.9% and 19.3% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 and March 31, 2023 does not include any discrete tax benefits.

Note 11 — Warrants

Each warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants. The Company may elect to redeem the warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 14,107,989 warrants issued and outstanding. The warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. There was no activity of public warrants for the three months ended March 31, 2024 or 2023.

The measurements of the warrants after the detachment of the warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker OPTXW. For periods subsequent to the detachment of the warrants from the Units, the close price of the warrant price was used as the fair value of the warrants as of each relevant date.

The following tables presents a roll-forward of the Company’s warrants from January 1, 2024 to March 31, 2024:

Common Stock Warrants

Warrants outstanding, January 1, 2024	14,107,989
Warrants exercised	-
Warrants outstanding, March 31, 2024	14,107,989

The following tables presents a roll-forward of the Company’s warrants from January 1, 2023 to March 31, 2023:

Common Stock Warrants

**Warrants outstanding, January 1, 2023	-
Assumed in merger	14,107,989
Exercised subsequent to merger	-
Warrants outstanding, March 31, 2023	14,107,989

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Common Stock

The Company is authorized to issue up to 121,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors. As of March 31, 2024 and December 31, 2023, there were 36,688,266 shares issued and outstanding and no dividends on common stock had been declared by the Company.

As of March 31, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance as follows:

	2024	2023

Common stock outstanding	36,688,266	36,688,266
Warrants outstanding	14,107,989	14,107,989
Contingent earnout shares	26,000,000	26,000,000
Shares available for future issuance (1)	4,773,971	4,773,971
Total	81,570,226	81,570,226

(1)	Refer to Stock Incentive Plan amendment at Note 14

Note 13 — Stock-based Compensation

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

As of March 31, 2024, there were 4,773,971 shares of unissued authorized and available for future awards under the plans.

Note 14 — Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted (loss) earnings per share for the three months ended March 31, 2024 and 2023:

	2024	2023
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$(1,209,143)	$53,022

Denominator
Weighted-average shares outstanding	36,688,266	31,600,000
Basic and diluted net income (loss) per share	$(0.03)	$0.00

Note 15 — Commitments and Contingencies

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 16 — Significant Customers

For the three months ended March 31, 2024, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,134,000 as of March 31, 2024.

For the three months ended March 31, 2023, the Company generated 44% of revenues from two customers. These two customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,550,000 as of March 31, 2023.

Note 17 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the interim balance sheet date up to the date that the accompanying interim unaudited condensed consolidated financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the interim unaudited condensed consolidated financial statements.

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

Overview

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for system solutions. Making our own tools, molding, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances up to sub-micron level. Syntec has assembled a world class design for manufacturability team to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec Optics has steadily developed variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

Syntec became a leader in the industry by pioneering polymer-based optics and then subsequently adding glass optics and optics made from other materials including crystals and metals. Polymer-based optics provide numerous advantages compared to incumbent glass-based optics. Polymer-based optics are smaller, lower weight, lower cost, and offer very high-performance optical solutions. For all these reasons, Syntec is able to deliver products to our clients that are lighter, smaller, and suitable for cutting edge technology products, including the newly evolving silicon photonics industry.

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

Syntec Optics focuses on four end markets of defense, medical, consumer, and communications all with several mission-critical applications with strong tailwinds.

In 2023, Syntec Optics launched low weight night vision optics and further, announced hybrid light-weight magnifier and thermal clip on in the defense end market.  Also, in 2023, Syntec Optics announced biomedical mirrors for sensing in the medical end market. Rounding out new product launches for 2023, in the communication end market, Syntec Optics launched microlens arrays and low earth satellite optics.

The Business Combination

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

Demand from end markets is impacted by a number of factors, including travel restrictions (global pandemics or geo-political conflicts), fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions. Sales of our optics and photonics enabled components and sub-components have also benefited from the increased global conflict, the United States dynamic relationships with other world powers that may have a conflicting view with western-style democracy, the movement towards reshoring of advanced manufacturing, biomedical components and sub-components needed to support physicians in their battle against global pandemics, and the increased global demand for high-fidelity data communications on all corners of the globe.

Syntec Optics plans to further add bolt-on acquisitions for inorganic growth in the fragmented photonics industry by expanding our portfolio of our existing, U.S.-based, advanced manufacturing processes of making thin-film coated glass, crystal, or polymer components and their housings, which are ultimately assembled into high performance hybrid electro-optics sub-systems. By doing so, Syntec Optics plans to grow to the new end markets of communications and sensing. Syntec Optics entered the communications end market in 2023. Syntec Optics is currently engaged as a supplier for a U.S. Department of Commerce’s National Institute of Standards and Technology (NIST) funded research and development project for the sensing end market. The communication end market is characterized by the use of optics and photonics for data transmittal and reception of information, including, for example, satellite communications and other associated applications. The sensing end-market is characterized by the use of optics and photonics to detect scattered light or light with an altered refractive index due to the presence of a medium within a wide range of potential applications, including, for example, disease detection and other associated applications.

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

Product and Customer Mix

Our sales consist of sales of highly specialized optic and photonic enabled components and sub-components. These products are sold to different customer types (e.g., OEMs and Tier 1 manufacturers) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. The price of our products may also increase as a result of increases in the cost of components due to inflation, labor and raw materials. The Company generated 53% of revenues for the three months ended March 31, 2024 from three customers and 44% of revenues for the three months ended March 31, 2023 from three customers. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers have a broad product purchase mix across various departments of Syntec Optics. Syntec Optics supplies several mission critical components and sub-components to these customers that are not tied to a single application, customer initiative, or purchase order. We expect sales to increase as we further advance our full-system design expertise and product offerings and customers increasingly demand more sophisticated systems, rather than drop-in replacements. In addition to the impacts attributable to the general sales mix across our products, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

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

Results of Operations

Comparisons for the Three months ended March 31, 2024 and March 31, 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months Ended March 31,
	2024	% Net Sales	2023	% Net Sales
	(in thousands)
Net Sales	$6,255,908	100%	6,884,436	100%
Cost of Goods Sold	5,548,465	89%	5,172,735	75%
Gross profit	707,443	11%	1,711,701	25%
General and administrative	2,114,543	34%	1,517,961	22%
(Loss) Income From Operations	(1,407,100)	(22%)	193,740	3%
Other Income (Expense), Net
Other Income	19,349	0%	751	0%
Interest Income (Expense)	(159,867)	(3%)	(130,021)	(2%)
Total Other (Expense) Income, Net	(140,518)	(2%)	(129,270)	(2%)
(Loss) Income Before Taxes	-1,547,618	(25%)	64,470	1%
(Benefit From) Income Tax	(338,475)	(5%)	11,448	0%
Net (Loss) Income	$(1,209,143)	(19%)	$53,022	1%

Net Sales

Net sales decreased by $0.6 million, or 9.1%, to $6.3 million for the three months ended March 31, 2024, as compared to $6.9 million for the three months ended March 31, 2023. This decrease was primarily due to a decrease of $2.3 million spread across the medical, consumer and defense end markets offset by an increase of $1.7 million in the communications end market.

Cost of Goods Sold

Cost of revenue increased by $0.3 million, or 7.3%, to $5.5 million for the three months ended March 31, 2024, as compared to $5.2 million for the three months ended March 31, 2023. This increase was primarily due to increases in $0.2 million of payroll costs and $0.1 million of subcontractor costs.

Gross Profit

Gross profit decreased by $1.0 million, or 58.7%, to $0.7 million for the three months ended March 31, 2024, as compared to $1.7 million for the three months ended March 31, 2023. This decrease was primarily due to the decrease in revenue and the increase in cost of goods sold.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 39.3%, to $2.1 million for the three months ended March 31, 2024, as compared to $1.5 million for the three months ended March 31, 2023. This increase was primarily due to an approximately $0.2 million increase in professional fees, and $0.2 million in advertising expenses and increase of $0.1 million in insurance, and $0.1 million in research and development expenses.

Total Other Income (Loss)

Other income (expense) increased by $0.01 million, or 8.7%, to ($0.14) million for the three months ended March 31, 2024, as compared to other income (expense) of ($0.13) million for the three months ended March 31, 2023. This increase was primarily due to interest expense due to increased rates for the debt facilities.

Income Tax Expense (Benefit from)

Income tax expense (benefit) decreased by ($0.3) million, or 3,056.7%, to ($0.3) million for the three months ended March 31, 2024, as compared to $0.01 million for the three months ended March 31, 2023. This increase was primarily due to the increase in net loss.

Net Income (Loss)

Net income decreased by $1.3 million, or 2,380.4%, to ($1.2) million for the three months ended March 31, 2024, as compared to $0.05 million for the three months ended March 31, 2023. This decrease was primarily due to a decrease in sales of $0.6 million, an increase in cost of goods sold of $0.3 million, and an increase in general and administrative expenses of $0.6 million offset by an increase of benefit from income tax of $0.3 million.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. On a recurring basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in an estimate, if any, will be reflected in the consolidated financial statements prospectively from the date of the change in the estimate.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Inventory Valuation

We periodically review physical inventory for excess, obsolete, and potentially impaired items and reserves. Any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use and requires management judgement.

Warrants

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

We recognize the financial statement effect of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. A valuation allowance is recorded to reduce deferred income tax assets to an amount, which in the opinion of management is more likely than not to be realized.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We consider factors such as the cumulative income or loss in recent years; reversal of deferred tax liabilities; projected future taxable income exclusive of temporary differences; the character of the income tax asset, including income tax positions; tax planning strategies and the period over which we expect the deferred tax assets to be recovered in the determination of the valuation allowance. In the event that actual results differ from these estimates, or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Non-GAAP Financial Measures

This Quarterly Report includes a non-generally accepted account principles within the United States (“U.S. GAAP”) measure that we use to supplement our results presented in accordance with U.S. GAAP. EBITDA is defined as earnings before interest and other income, tax and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for non-recurring items, and business combination expenses. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net earnings (loss) before interest and other expenses, net, income tax expense, depreciation and amortization, as adjusted to exclude non-recurring items. We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry and is in accordance with the Non-GAAP Financial Measures Compliance & Disclosure Interpretations (Reference Question 102.03).

The table below presents our adjusted EBITDA, reconciled to net income for the three months ended March 31, 2024 and 2023.

NON-GAAP RECONCILIATION OF ADJUSTED EBITDA

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023
Net (Loss) Income	$(1,209,143)	$53,022
Depreciation & Amortization	697,799	726,650
Interest Expenses	157,894	127,309
Taxes	(338,475)	11,448
Non-Recurring Items
Non-Recurring Transaction Fees	25,265	-
Non-Recurring Contributions, Management Fees & Expenses	-	81,258
Adjusted EBITDA	$(666,660)	$999,687

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of March 31, 2024, our principal sources of liquidity were cash totaling $1.7 million and a line of credit with $4.6 million available.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of global pandemics and geopolitical conflicts, monetary policy changes in the U.S. and other countries and their impact on the global financial markets, supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Syntec Optics’ Financial Position and Capital Requirements” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cash Flow — Three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	2024	2023
Net Cash (Used in) Provided by Operating Activities	$(289,841)	$526,739
Net Cash Used in Investing Activities	(95,218)	(226,871)
Net Cash Used in Financing Activities	(88,878)	(292,486)

Operating Activities

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2024, as compared to net cash provided by operating activities of $0.5 million for the three months ended March 31, 2023. The primary drivers for the year-over-year change include a decrease to accounts receivable of $1.7 million, and an increase to net loss of $1.2 million.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2024, as compared to net cash used in investing activities of $0.2 million for the three months ended March 31, 2023. The net cash used in investing activities decreased primarily due to a decrease in capital expenditures of $0.1 million.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2024, and was primarily due to payment of term loans. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2023, and was primarily due to payment of term loans.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate sensitivity. During the three months ended March 31, 2024, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

OMNILIT ACQUISITION CORP.

Date: May 23, 2024	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2024	By:	/s/ Robert O. Nelson II
	Name:	Robert O. Nelson II
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

