Form 10-Q
period 2024-06-30
SYNTEC OPTICS HOLDINGS, INC.
filed 2024-08-14
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 13, 2024, there were 36,688,266 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

Syntec Optics Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND DECEMBER 31, 2023

	2024 (unaudited)	2023
ASSETS

Current Assets
Cash	$830,479	$2,158,245
Accounts Receivable, Net	5,939,091	6,800,064
Inventory	7,501,090	5,834,109
Prepaid Expenses and Other Assets	302,134	359,443

Total Current Assets	14,572,794	15,151,861
Property and Equipment, Net	10,651,951	11,101,052
Deferred Income Taxes	283,104	-
Intangible Assets, Net	265,000	295,000
Total Assets	$25,772,849	$26,547,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,574,836	$3,042,315
Accrued Expenses	1,197,066	1,071,257
Federal Income Tax Payable	51,966	370,206
Deferred Revenue	280,763	-
Line of Credit	6,263,863	6,537,592
Current Maturities of Debt Obligations	454,522	362,972

Total Current Liabilities	10,823,016	11,384,342

Long-Term Liabilities
Long-Term Debt Obligations	2,813,391	2,024,939
Deferred Income Taxes	-	74,890

Total Long-Term Liabilities	2,813,391	2,099,829

Total Liabilities	13,636,407	13,484,171

Commitments and Contingencies (Note 15)		-

Stockholder’s Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,688,266 issued and outstanding as of June 30, 2024; 36,688,266 issued and outstanding as of December 31, 2023	3,669	3,669
Additional Paid-In Capital	1,927,204	1,927,204
Retained Earnings	10,205,569	11,132,869

Total Stockholder’s Equity	12,136,442	13,063,742
Total Liabilities and Stockholder’s Equity	$25,772,849	$26,547,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Sales	$7,006,000	$7,692,296	$13,261,908	$14,576,732

Cost of Goods Sold	4,831,673	5,315,662	10,380,138	10,488,396

Gross Profit	2,174,327	2,376,634	2,881,770	4,088,336

General and Administrative Expenses	2,015,783	1,609,270	4,130,326	3,127,232

Income (Loss) from Operations	158,544	767,364	(1,248,556)	961,104

Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(167,242)	(131,562)	(327,109)	(261,583)
Other Income	319,623	49,056	338,972	49,807

Total Other Income (Expense), Net	152,381	(82,506)	11,863	(211,776)

Income (Loss) Before Provision for (Benefit) Income Taxes	310,925	684,858	(1,236,693)	749,328

Provision (Benefit) for Income Taxes	29,082	117,093	(309,393)	128,541

Net Income (Loss)	$281,843	$567,765	$(927,300)	$620,787

Net Income (Loss) per Common Share
Basic and diluted	$0.01	$0.02	$(0.03)	$0.02

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,688,266	31,600,000	36,688,266	31,600,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYTNEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, March 31, 2024	36,688,266	$3,669	$1,927,204	$9,923,726	$11,854,599

Net Income	-	-	-	281,843	281,843

Balances, June 30, 2024	36,688,266	$3,669	$1,927,204	$10,205,569	$12,136,442

SYTNEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2023	36,688,266	$3,669	$1,927,204	$11,132,869	$13,063,742

Net Loss	-	-	-	(927,300)	(927,300)

Balances, June 30, 2024	36,688,266	$3,669	$1,927,204	$10,205,569	$12,136,442

SYTNEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, March 31, 2023	31,600,000	$3,160	$237,692	$9,225,417	$9,466,269

Distributions				(15,959)	(15,959)

Net Income				567,765	567,765

Balances, June 30, 2023	31,600,000	$3,160	$237,692	$9,777,223	$10,018,075

SYTNEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2022	31,600,000	$3,160	$237,692	$9,218,501	$9,459,353

Distributions				(62,065)	(62,065)

Net Income				620,787	620,787

Balances, June 30, 2023	31,600,000	$3,160	$237,692	$9,777,223	$10,018,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	2024	2023
Cash Flows From Operating Activities
Net (Loss) Income	$(927,300)	$620,787
Adjustments to Reconcile (Loss) Income to Net Cash (Used In)
Provided By Operating Activities:
Depreciation and Amortization	1,385,606	1,404,552
Amortization of Debt Issuance Costs	4,387	4,825
Gain on Disposal of Property and Equipment	(309,000)	-
Change in Allowance for Expected Credit Losses	(24,395)	48,080
Change in Reserve for Obsolescence	291,576	(8,032)
Deferred Income Taxes	(357,994)	(461,514)
(Increase) Decrease in:
Accounts Receivable	885,368	(1,177,615)
Inventory	(1,958,557)	(942,781)
Prepaid Expenses and Other Assets	57,309	159,125
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	(993,406)	773,821
Federal Income Tax Payable	(318,240)	449,245
Deferred Revenue	280,763	(282,845)

Net Cash (Used In) Provided By Operating Activities	(1,983,883)	587,648

Cash Flows From Investing Activities
Purchases of Property and Equipment	(254,767)	(828,299)
Proceeds from Disposal of Property and Equipment	309,000	-

Net Cash Provided By (Used in) Investing Activities	54,233	(828,299)

Cash Flows From Financing Activities
(Repayments) Borrowing on Line of Credit, Net	(273,729)	324,114
Borrowing on Debt Obligations	1,100,388	-
Repayments on Debt Obligations	(224,775)	(486,402)
Distributions	-	(62,065)

Net Cash Provided By (Used in) Financing Activities	601,884	(224,353)

Net Decrease in Cash	(1,327,766)	(465,004)

Cash - Beginning	2,158,245	526,182

Cash - Ending	$830,479	$61,178

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$276,809	$267,220

Cash Paid for Taxes	$537,510	$140,810

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$651,736	$22,364

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

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Syntec Optics Holdings, Inc. and its wholly owned subsidiary, Syntec Optics. The interim unaudited condensed consolidated financial statements also include the accounts of ELR Associates, LLC (“ELR”), a variable interest entity wherein the Company is the primary beneficiary. Syntec Optic’s variable interest in ELR is the result of providing a guaranty of payment for ELR’s mortgage on the manufacturing facility used exclusively by Syntec Optics. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Contract Balances

The timing of revenue recognition generally aligns with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. The balance in accounts receivable at January 1, 2024 and 2023 was $6,800,064 and $5,925,724, respectively. Deferred revenue is recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Deferred revenue is recognized as revenue on the consolidated statements of operations when the Company satisfies its performance obligation to the customer. Balances in deferred revenue at January 1, 2024 and 2023 were $-0- and $348,095, respectively. Revenue recognized from amounts included in deferred revenue at the beginning of the period was $-0- and $200,615 for the three months ended June 30, 2024 and 2023, respectively and $-0- and $442,115 for the six months ended June 30, 2024 and 2023, respectively. The Company does not have any contract assets.

Costs to Obtain a Contract

The Company did not incur costs of obtaining contracts expected to benefit longer than one year. As a result, there are no capitalized contract acquisition costs as of June 30, 2024 or December 31, 2023.

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

Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies as outlined above for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Products	$6,947,620	$5,795,534	$13,198,323	$12,272,586
Custom Tooling	15,443	776,681	19,648	1,114,061
Non-Recurring Engineering	42,937	1,120,081	43,937	1,190,085

Total	$7,006,000	$7,692,296	$13,261,908	$14,576,732

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Consumer	$1,445,826	$1,727,287	$2,683,811	$3,410,520
Communication	1,705,843	1,084,669	3,763,105	1,458,387
Defense	1,227,483	2,128,498	2,420,798	4,506,390
Medical	2,626,848	2,751,842	4,394,194	5,201,435

Total	$7,006,000	$7,692,296	$13,261,908	$14,576,732

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at June 30, 2024 and December 31, 2023:

	2024	2023

Raw Materials	$544,830	$1,144,322
Work-in-Process	7,322,492	4,818,156
Finished Goods	241,964	188,251
	8,109,286	6,150,729
Less: Reserve for Obsolescence	608,196	316,620

Inventory	$7,501,090	$5,834,109

Note 5 — Property and Equipment

Property and equipment consists of the following at June 30, 2024 and December 31, 2023:

	2024	2023

Machinery and Equipment	$32,037,918	$32,466,641
Building and Leasehold Improvements	5,109,467	5,096,436
Land	130,000	130,000
Office Furniture and Equipment	2,295,749	2,292,995
Tooling	103,310	103,310
Vehicles	24,059	24,059
Assets Not Placed in Service	394,841	260,000
	40,095,344	40,373,441
Less: Accumulated Depreciation	29,443,393	29,272,389

Property and Equipment, Net	$10,651,951	$11,101,052

Depreciation expenses were approximately $675,200 and $681,100 for the three months ended June 30, 2024 and 2023, respectively and $1,356,000 and $1,405,000 for the six months ended June 30, 2024 and 2023, respectively.

Note 6 — Intangible Assets

Intangible assets consist of the following at June 30, 2024 and December 31, 2023:

	2024	2023

Licenses	$300,000	$300,000
Total identifiable intangible assets	300,000	300,000
Less: Accumulated Amortization	35,000	5,000

Intangible Assets, Net	$265,000	$295,000

Amortization expense for acquired finite-lived intangibles was $15,000 and $-0- for the three months ended June 30, 2024 and 2023, respectively and $30,000 and $-0- for the six months ended June 30, 2024 and 2023. Expected future amortization expense of acquired finite-lived intangible assets as of June 30, 2024, is as follows:

December 31, 2024	$30,000
2025	60,000
2026	60,000
2027	60,000
2028	55,000

Total	$265,000

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Line of Credit

The Company has a line of credit available in the amount of $10,000,000 with M&T Bank (the “Credit Agreement”). Borrowings may be made against the line of credit as Secured Overnight Financing Rate (SOFR) Loans. The weighted average rate on outstanding borrowings as of June 30, 2024 was 7.63%. As of June 30, 2024 and December 31, 2023, the Company had $6,263,863 and $6,537,592, respectively, outstanding under the line of credit facility.

The Credit Agreement contains customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. At June 30, 2024, the Company was not in compliance with the minimum fixed charge coverage ratio and limitation of additional capital lease indebtedness as defined in the Credit Agreement.  On August 9, 2024, the Company obtained a waiver with respect to the Credit Agreement, pursuant to which the sections of the agreement mentioned above are waived for the period ending June 30, 2024.

Note 8 — Long-Term Debt

Long-term debt consists of the following at June 30, 2024 and December 31, 2023:

	2024	2023
The Company entered into a $863,607 mortgage note payable with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$854,765	$-

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029.	226,612	-

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028.	1,568,599	1,722,626

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	693,363	718,441

Total Long-Term Debt	3,343,339	2,441,067

Less: Unamortized Debt Issuance Costs	75,426	53,156

Long-Term Debt, Less Unamortized Debt Issuance Costs	3,267,913	2,387,911

Less: Current Maturities	454,522	362,972

Long-Term Debt	$2,813,391	$2,024,939

At June 30, 2024, the future debt maturities are as follows:

December 31, 2024 (remainder of year)	$223,419
2025	468,611
2026	497,991
2027	529,310
2028	490,302
Thereafter	1,133,706

Total	$3,343,339

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer a percentage of their annual compensation, with Syntec Optics matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the three months ended June 30, 2024 and 2023 amounted to $50,000 and $47,000, respectively, and for the six months ended June 30, 2024 and 2023 were approximately $95,000 and $94,000, respectively.

Note 10 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 25.0% and 17.2% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 does not include any discrete tax benefits.

Note 11 — Warrants

Each warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants. The Company may elect to redeem the warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 14,107,989 warrants issued and outstanding. The warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. There was no activity of public warrants for the six months ended June 30, 2024 or 2023.

The measurements of the warrants after the detachment of the warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker OPTXW. For periods subsequent to the detachment of the warrants from the Units, the close price of the warrant price was used as the fair value of the warrants as of each relevant date.

The following tables presents a roll-forward of the Company’s warrants from January 1, 2024 to June 30, 2024:

Common Stock Warrants

Warrants outstanding, January 1, 2024	14,107,989
Warrants exercised	-
Warrants outstanding, June 30, 2024	14,107,989

The following tables presents a roll-forward of the Company’s warrants from January 1, 2023 to June 30, 2023:

Common Stock Warrants

**Warrants outstanding, January 1, 2023	-
Assumed in merger	14,107,989
Exercised subsequent to merger	-
Warrants outstanding, June 30, 2023	14,107,989

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Common Stock

The Company is authorized to issue up to 121,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors. As of June 30, 2024 and December 31, 2023, there were 36,688,266 shares issued and outstanding and no dividends on common stock had been declared by the Company.

As of June 30, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance as follows:

	2024	2023

Common stock outstanding	36,688,266	36,688,266
Warrants outstanding	14,107,989	14,107,989
Contingent earnout shares	26,000,000	26,000,000
Shares available for future issuance (1)	4,773,971	4,773,971
Total	81,570,226	81,570,226

(1)	Refer to Stock Incentive Plan amendment at Note 13

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

As of June 30, 2024, there were 4,773,971 shares of unissued authorized and available for future awards under the plans.

Note 14 — Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted (loss) earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$281,843	$567,765	$(927,300)	$620,787

Denominator
Weighted-average shares outstanding	36,688,266	31,600,000	36,688,266	31,600,000
Basic and diluted net income (loss) per share	$0.01	$0.02	$(0.03)	$0.02

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

Note 16 — Significant Customers

For the three months ended June 30, 2024, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,497,000 as of June 30, 2024.

For the three months ended June 30, 2023, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $4,750,000 as of June 30, 2023.

For the six months ended June 30, 2024, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,497,000 as of June 30, 2024.

For the six months ended June 30, 2023, the Company generated 51% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $4,750,000 as of June 30, 2023.

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

On July 16, 2024, the Company entered into four separate capital lease agreements for machinery and equipment with a total financed amount of $2,034,742.

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

Product and Customer Mix

Our sales consist of sales of highly specialized optic and photonic enabled components and sub-components. These products are sold to different customer types (e.g., OEMs and Tier 1 manufacturers) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. The price of our products may also increase as a result of increases in the cost of components due to inflation, labor and raw materials. The Company generated 53% of revenues for the six months ended June 30, 2024 from three customers and 51% of revenues for the six months ended June 30, 2023 from three customers. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers have a broad product purchase mix across various departments of Syntec Optics. Syntec Optics supplies several mission critical components and sub-components to these customers that are not tied to a single application, customer initiative, or purchase order. We expect sales to increase as we further advance our full-system design expertise and product offerings and customers increasingly demand more sophisticated systems, rather than drop-in replacements. In addition to the impacts attributable to the general sales mix across our products, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

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

Results of Operations

Comparisons for the three months ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months Ended
	June 30, 2024	% Net Sales	June 30, 2023	% Net Sales

Net Sales	7,006,000	100%	7,692,296	100%
Cost of Goods Sold	4,831,673	69%	5,315,662	69%
Gross profit	2,174,327	31%	2,376,634	31%
General and administrative	2,015,783	29%	1,609,270	21%
Income From Operations	158,544	2%	767,364	10%
Other Income (Expense), Net
Other Income	319,623	5%	49,056	1%
Interest Income (Expense)	(167,242)	(2)%	(131,562)	(2)%
Total Other Income (Expense), Net	152,381	2%	(82,506)	(1)%
Income Before Taxes	310,925	4%	684,858	9%
Provision for Income Tax	29,082	0%	117,093	2%
Net Income	$281,843	4%	$567,765	7%

Net Sales

Net sales decreased by $0.7 million, or 8.9%, to $7.0 million for the three months ended June 30, 2024, as compared to $7.7 million for the three months ended June 30, 2023. This decrease was primarily due to a decrease of $1.3 million spread across the medical, consumer and defense end markets offset by an increase of $0.6 million in the communications end market.

Cost of Goods Sold

Cost of revenue decreased by $0.5 million, or 9.1%, to $4.8 million for the three months ended June 30, 2024, as compared to $5.3 million for the three months ended June 30, 2023. This decrease was primarily due to a decrease of $0.5 in material costs.

Gross Profit

Gross profit decreased by $0.2 million, or 8.5%, to $2.2 million for the three months ended June 30, 2024, as compared to $2.4 million for the three months ended June 30, 2023. This decrease was primarily due to the decrease in revenue offset by the decrease in costs of goods sold.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 25.3%, to $2.0 million for the three months ended June 30, 2024, as compared to $1.6 million for the three months ended June 30, 2023. This increase was primarily due to an approximately $0.1 million increase in professional fees, $0.1 million increase in salaries and wages, $0.1 million increase in insurance, and $0.1 million in research and development expenses.

Total Other Income (Loss)

Other income (expense) increased by $0.2 million, or 284.7%, to $0.15 million for the three months ended June 30, 2024, as compared to other income (expense) of ($0.08) million for the three months ended June 30, 2023. This increase was primarily due to the sale of machinery and equipment of $0.3 million offset by increased interest expense of ($0.04) million due to increased rates for the debt facilities.

Income Tax Expense (Benefit)

Income tax expense decreased by $0.09 million, or 75.2%, to $0.03 million for the three months ended June 30, 2024, as compared to $0.12 million for the three months ended June 30, 2023. This decrease was primarily due to the decrease in net income.

Net Income (Loss)

Net income decreased by $0.3 million, or 50.4%, to $0.3 million for the three months ended June 30, 2024, as compared to $0.6 million for the three months ended June 30, 2023. This decrease was primarily due to a decrease in sales of $0.7 million, and an increase in general and administrative expenses of $0.4 million, offset by a decrease in cost of goods sold of $0.5 million, an increase in other income (expense) of $0.2 million and a decrease in provision for income tax of $0.1 million.

Comparisons for the six months ended June 30, 2024 and 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Six Months Ended
	June 30, 2024	% Net Sales	June 30, 2023	% Net Sales

Net Sales	13,261,908	100%	14,576,732	100%
Cost of Goods Sold	10,380,138	78%	10,488,396	72%
Gross profit	2,881,770	22%	4,088,336	28%
General and administrative	4,130,326	31%	3,127,232	21%
(Loss) Income From Operations	(1,248,556)	(9)%	961,104	7%
Other Income (Expense), Net
Other Income	338,972	3%	49,807	0%
Interest Income (Expense)	(327,109)	(2)%	(261,583)	(2)%
Total Other Income (Expense), Net	11,863	0%	(211,776)	(1)%
(Loss) Income Before Taxes	(1,236,693)	(9)%	749,328	5%
(Benefit from) Provision for Income Tax	(309,393)	(2)%	128,541	1%
Net (Loss) Income	$(927,300)	(7)%	$620,787	4%

Net Sales

Net sales decreased by $1.3 million, or 9.0%, to $13.3 million for the six months ended June 30, 2024, as compared to $14.6 million for the six months ended June 30, 2023. This decrease was primarily due to a decrease of $3.6 million spread across the medical, consumer and defense end markets offset by an increase of $2.3 million in the communications end market.

Cost of Goods Sold

Cost of revenue decreased by $0.1 million, or 1.0%, to $10.4 million for the six months ended June 30, 2024, as compared to $10.5 million for the six months ended June 30, 2023. This decrease was primarily due to $0.1 million decrease in material costs.

Gross Profit

Gross profit decreased by $1.2 million, or 29.5%, to $2.9 million for the six months ended June 30, 2024, as compared to $4.1 million for the six months ended June 30, 2023. This decrease was primarily due to the decrease in revenue and the decrease in cost of goods sold.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 32.1%, to $4.1 million for the six months ended June 30, 2024, as compared to $3.1 million for the six months ended June 30, 2023. This increase was primarily due to an approximately $0.4 million increase in professional fees, $0.2 million in research and development expenses, $0.2 million in insurance, $0.1 million in franchise taxes, and $0.1 million in advertising expenses.

Total Other Income (Loss)

Other income (expense) increased by $0.2 million, or 105.6%, to $0.01 million for the six months ended June 30, 2024, as compared to other income (expense) of ($0.2) million for the six months ended June 30, 2023. This increase was primarily due to the sale of machinery and equipment of $0.3 million offset by increased interest expense of ($0.07) million due to increased rates for the debt facilities.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by ($0.4) million, or 340.7%, to ($0.3) million for the six months ended June 30, 2024, as compared to $0.1 million for the six months ended June 30, 2023. This increase was primarily due to the increase in net loss.

Net Income (Loss)

Net income decreased by $1.5 million, or 249.4%, to ($0.9) million for the six months ended June 30, 2024, as compared to $0.6 million for the six months ended June 30, 2023. This decrease was primarily due to a decrease in sales of $1.3 million, and an increase in general and administrative expenses of $1.0 million, offset by a decrease in cost of goods sold of $0.1 million, an increase in other income (expense) of $0.2 million and a decrease in provision for income tax of $0.4 million.

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

The table below presents our adjusted EBITDA, reconciled to net income for the three and six months ended June 30, 2024 and 2023.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net (Loss) Income	$281,843	$567,765	$(927,300)	$620,787
Depreciation & Amortization	692,194	685,439	1,389,993	1,409,377
Interest Expenses	164,828	129,448	322,722	256,757
Taxes	29,082	117,093	(309,393)	128,541
Non-Recurring Items
Other Income - Sale of Equipment & Accessories	-	(10,068)	-	(10,068)
Discount Income	-	192	-	192
Non-Recurring Transaction Fees	-	158,056	25,265	158,056
Non-Recurring Contributions, Management Fees & Expenses	149,235	131,258	149,235	212,516
Adjusted EBITDA	$1,317,182	$1,779,183	$650,522	$2,776,158

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of June 30, 2024, our principal sources of liquidity were cash totaling $0.8 million and a line of credit with $3.7 million available.

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

Cash Flow — Six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Net Cash (Used in) Provided by Operating Activities	$(1,983,883)	$587,648
Net Cash Provided by (Used in) Investing Activities	54,233	(828,299)
Net Cash Provided by (Used in) Financing Activities	601,884	(224,353)

Operating Activities

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2024, as compared to net cash provided by operating activities of $0.6 million for the six months ended June 30, 2023. The primary drivers for the year-over-year change include an increase in net loss of $1.5 million, an increase in inventory of $1.0 million, a decrease in accounts payable and accrued expenses of $1.8 million, offset by a decrease in accounts receivable of $2.1 million.

Investing Activities

Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2024, as compared to net cash used in investing activities of $0.8 million for the six months ended June 30, 2023. The net cash used in investing activities decreased primarily due to a decrease in capital expenditures of $0.6 million and an increase in proceeds from sale of equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2024, as compared to net cash used in financing activities of $0.2 million for the six months ended June 30, 2023. The primary drivers for the year-over-year change include an increase in borrowing of debt obligations of $1.1 million, a decrease in repayments on debt obligations of $0.3 million, offset by an increase in repayments on the line of credit of $0.6 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate sensitivity. During the six months ended June 30, 2024, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Certificate of Incorporation of the Registrant, dated October 31, 2023
3.2*	By laws of the Registrant, dated October 31, 2023
10.1**	Separation Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNILIT ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

