Form 10-Q
period 2024-09-30
SYNTEC OPTICS HOLDINGS, INC.
filed 2024-11-14
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 13, 2024, there were 36,688,266 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

SYNTEC OPTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	2024 (unaudited)	2023

ASSETS

Current Assets
Cash	$476,784	$2,158,245
Accounts Receivable, Net	5,821,986	6,800,064
Inventory	7,560,983	5,834,109
Prepaid Expenses and Other Assets	344,442	359,443

Total Current Assets	14,204,195	15,151,861

Property and Equipment, Net	12,437,352	11,101,052

Deferred Income Taxes	420,261	-

Intangible Assets, Net	250,000	295,000

Total Assets	$27,311,808	$26,547,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,492,383	$3,042,315
Accrued Expenses	1,224,587	1,071,257
Federal Income Tax Payable	92,127	370,206
Deferred Revenue	82,813	-
Line of Credit	6,063,863	6,537,592
Current Maturities of Debt Obligations	461,510	362,972
Current Maturities of Finance Lease Obligations	181,327	-

Total Current Liabilities	10,598,610	11,384,342

Long-Term Liabilities
Long-Term Debt Obligations	2,698,386	2,024,939
Long-Term Finance Lease Obligations	1,891,659	-
Deferred Income Taxes	-	74,890

Total Long-Term Liabilities	4,590,045	2,099,829

Total Liabilities	15,188,655	13,484,171

Commitments and Contingencies (Note 16)		-

Stockholder’s Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,688,266 issued and outstanding as of September 30, 2024; 36,688,266 issued and outstanding as of December 31, 2023	3,669	3,669
Additional Paid-In Capital	1,927,204	1,927,204
Retained Earnings	10,192,280	11,132,869

Total Stockholder’s Equity	12,123,153	13,063,742

Total Liabilities and Stockholder’s Equity	$27,311,808	$26,547,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net Sales	$7,866,355	$6,600,525	$21,128,263	$21,177,257

Cost of Goods Sold	6,032,635	4,756,467	16,412,773	15,244,863

Gross Profit	1,833,720	1,844,058	4,715,490	5,932,394

General and Administrative Expenses	1,727,480	1,314,885	5,857,806	4,442,117

Income (Loss) from Operations	106,240	529,173	(1,142,316)	1,490,277

Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(206,069)	(185,292)	(533,178)	(446,875)
Other Income	8,575	21,107	347,547	70,914

Total Other Income (Expense), Net	(197,494)	(164,185)	(185,631)	(375,961)

Income (Loss) Before Provision for (Benefit) Income Taxes	(91,254)	364,988	(1,327,947)	1,114,316

Provision (Benefit) for Income Taxes	(77,965)	11,008	(387,358)	139,549

Net Income (Loss)	$(13,289)	$353,980	$(940,589)	$974,767

Net Income (Loss) per Common Share
Basic and diluted	$(0.00)	$0.01	$(0.03)	$0.03

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,688,266	31,600,000	36,688,266	31,600,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, June 30, 2024	36,688,266	$3,669	$1,927,204	$10,205,569	$12,136,442

Net Income	-	-	-	(13,289)	(13,289)

Balances, September 30, 2024	36,688,266	$3,669	$1,927,204	$10,192,280	$12,123,153

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2023	36,688,266	$3,669	$1,927,204	$11,132,869	$13,063,742

Net Loss	-	-	-	(940,589)	(940,589)

Balances, September 30, 2024	36,688,266	$3,669	$1,927,204	$10,192,280	$12,123,153

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, June 30, 2023	31,600,000	$3,160	$237,692	$9,777,223	$10,018,075

Net Income				353,980	353,980

Balances, September 30, 2023	31,600,000	$3,160	$237,692	$10,131,203	$10,372,055

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2022	31,600,000	$3,160	$237,692	$9,218,501	$9,459,353

Distributions				(62,065)	(62,065)

Net Income				974,767	974,767
Balances, September 30, 2023	31,600,000	$3,160	$237,692	$10,131,203	$10,372,055

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
Cash Flows From Operating Activities
Net (Loss) Income	$(940,589)	$974,767
Adjustments to Reconcile (Loss) Income to Net Cash (Used In)
Provided By Operating Activities:
Depreciation and Amortization	2,122,999	2,096,335
Amortization of Debt Issuance Costs	6,806	5,758
Gain on Disposal of Property and Equipment	(309,000)	-
Change in Allowance for Expected Credit Losses	132,764	(51,706)
Change in Reserve for Obsolescence	283,196	16,299
Deferred Income Taxes	(495,151)	(536,090)
(Increase) Decrease in:
Accounts Receivable	845,314	(504,372)
Inventory	(2,010,070)	(1,831,660)
Prepaid Expenses and Other Assets	15,001	193,379
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	(1,022,602)	523,455
Federal Income Tax Payable	(278,079)	528,411
Deferred Revenue	82,813	(309,735)

Net Cash (Used In) Provided By Operating Activities	(1,566,598)	1,104,841

Cash Flows From Investing Activities
Purchases of Property and Equipment	(628,229)	(979,630)
Proceeds from Disposal of Property and Equipment	309,000	-

Net Cash Used in Investing Activities	(319,229)	(979,630)

Cash Flows From Financing Activities
(Repayments) Borrowing on Line of Credit, Net	(473,729)	147,076
Borrowing on Debt Obligations	1,100,388	-
Repayments on Debt Obligations	(335,209)	(633,081)
Repayments on Finance Lease Obligations	(87,084)	-
Distributions	-	(62,065)

Net Cash Provided By (Used in) Financing Activities	204,366	(548,070)

Net Decrease in Cash	(1,681,461)	(422,859)

Cash - Beginning	2,158,245	526,182

Cash - Ending	$476,784	$103,323

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$459,994	$451,580

Cash Paid for Taxes	$568,143	$118,616

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$626,000	$680,337
Finance Lease Liability Incurred	$2,160,070	$-

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 clarifies or improves financial reporting by requiring disclosure of incremental segment information. The amendments require disclosure, on an annual and interim basis for all public entities, of significant segment expenses included in segment profit or loss, an amount and description of “other segment items” included in segment profit or loss, and an explanation of how reported segment profit or loss is assessed and allocated. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the timing and impacts of the adoption of this ASU.

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

Contract Balances

The timing of revenue recognition generally aligns with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. The balance in accounts receivable at January 1, 2024 and 2023 was $6,800,064 and $5,925,724, respectively. Deferred revenue is recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Deferred revenue is recognized as revenue on the consolidated statements of operations when the Company satisfies its performance obligation to the customer. Balances in deferred revenue at January 1, 2024 and 2023 were $-0- and $348,095, respectively. Revenue recognized from amounts included in deferred revenue at the beginning of the period was $-0- and $18,750 for the three months ended September 30, 2024 and 2023, respectively and $-0- and $460,865 for the nine months ended September 30, 2024 and 2023, respectively. The Company does not have any contract assets.

Costs to Obtain a Contract

The Company did not incur costs of obtaining contracts expected to benefit longer than one year. As a result, there are no capitalized contract acquisition costs as of September 30, 2024 or December 31, 2023.

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

Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies as outlined above for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Products	$7,807,975	$6,257,407	$20,690,178	$18,529,993
Custom Tooling	15,443	211,350	394,148	1,325,411
Non-Recurring Engineering	42,937	131,768	43,937	1,321,853

Total	$7,866,355	$6,600,525	$21,128,263	$21,177,257

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Consumer	$961,058	$1,646,128	$3,644,868	$5,056,648
Communication	2,305,316	492,439	6,068,421	1,950,826
Defense	2,021,659	1,961,166	4,442,457	6,467,556
Medical	2,578,322	2,500,792	6,972,517	7,702,227

Total	$7,866,355	$6,600,525	$21,128,263	$21,177,257

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at September 30, 2024 and December 31, 2023:

	2024	2023

Raw Materials	$636,870	$1,144,322
Work-in-Process	7,214,241	4,818,156
Finished Goods	309,688	188,251
	8,160,799	6,150,729
Less: Reserve for Obsolescence	599,816	316,620

Inventory	$7,560,983	$5,834,109

Note 5 — Property and Equipment

Property and equipment consists of the following at September 30, 2024 and December 31, 2023:

	2024	2023

Machinery and Equipment	$34,564,371	$32,466,641
Building and Leasehold Improvements	5,478,631	5,096,436
Land	130,000	130,000
Office Furniture and Equipment	2,295,749	2,292,995
Tooling	103,310	103,310
Vehicles	24,059	24,059
Assets Not Placed in Service	7,020	260,000
	42,603,140	40,373,441
Less: Accumulated Depreciation	30,165,788	29,272,389

Property and Equipment, Net	$12,437,352	$11,101,052

Depreciation expenses were approximately $722,000 and $692,000 for the three months ended September 30, 2024 and 2023, respectively and $2,078,000 and $2,096,000 for the nine months ended September 30, 2024 and 2023, respectively.

Note 6 — Intangible Assets

Intangible assets consist of the following at September 30, 2024 and December 31, 2023:

	2024	2023

Licenses	$300,000	$300,000
Total identifiable intangible assets	300,000	300,000
Less: Accumulated Amortization	50,000	5,000

Intangible Assets, Net	$250,000	$295,000

Amortization expense for acquired finite-lived intangibles was $15,000 and $-0- for the three months ended September 30, 2024 and 2023, respectively and $45,000 and $-0- for the nine months ended September 30, 2024 and 2023. Expected future amortization expense of acquired finite-lived intangible assets as of September 30, 2024, is as follows:

December 31, 2024	$15,000
2025	60,000
2026	60,000
2027	60,000
2028	55,000

Total	$250,000

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Line of Credit

The Company has a line of credit available in the amount of $10,000,000 with M&T Bank (the “Credit Agreement”). Borrowings may be made against the line of credit as Secured Overnight Financing Rate (SOFR) Loans. The weighted average rate on outstanding borrowings as of September 30, 2024 was 7.31%. As of September 30, 2024 and December 31, 2023, the Company had $6,063,863 and $6,537,592, respectively, outstanding under the line of credit facility.

The Credit Agreement contains customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. At September 30, 2024, the Company was not in compliance with the minimum fixed charge coverage ratio and maximum total leverage ratio as defined in the Credit Agreement.  On November 12, 2024, the Company obtained a waiver with respect to the Credit Agreement, pursuant to which the sections of the agreement mentioned above are waived for the period ending September 30, 2024. The waiver document is also subject to a forthcoming amendment to the credit agreement which will reduce our available line of credit from $10,000,000 to $8,000,000, increase our applicable interest margin from 2.25% to 3.00% and may include other amendments desired by the lender.

Note 8 — Long-Term Debt

Long-term debt consists of the following at September 30, 2024 and December 31, 2023:

	2024	2023

The Company entered into a $863,607 mortgage note payable with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$845,931	$-

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029.	216,320	-

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028.	1,489,935	1,722,626

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	680,719	718,441

Total Long-Term Debt	3,232,905	2,441,067

Less: Unamortized Debt Issuance Costs	73,009	53,156

Long-Term Debt, Less Unamortized Debt Issuance Costs	3,159,896	2,387,911

Less: Current Maturities	461,510	362,972

Long-Term Debt	$2,698,386	$2,024,939

At September 30, 2024, the future debt maturities are as follows:

December 31, 2024 (remainder of year)	$112,563
2025	468,611
2026	497,991
2027	529,310
2028	490,302
Thereafter	1,134,128

Total	$3,232,905

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer a percentage of their annual compensation, with Syntec Optics matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the three months ended September 30, 2024 and 2023 amounted to $52,000 and $40,000, respectively, and for the nine months ended September 30, 2024 and 2023 were approximately $147,000 and $135,000, respectively.

Note 10 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 29.17% and 12.52% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 does not include any discrete tax benefits.

Note 11 — Leases

During 2024, the Company has entered into finance lease agreements for equipment utilized in its manufacturing facility. During 2022, the Company signed a five-year vehicle operating lease. As of December 31, 2023, the operating lease has been paid off.

The components of operating and finance lease costs are as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$-	$4,236	$-	$12,708
Finance Lease Cost:
Amortization of assets	43,794	-	43,794	-
Interest on liabilities	33,007	-	33,007	-

Total lease cost	$76,801	$4,236	$76,801	$12,708

Supplemental cash flow information related to leases are as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$4,236	$-	$12,708
Operating cash flows from finance leases	33,007	-	33,007	-
Financing cash flows from finance leases	87,084	-	87,084	-

The following table summarizes weighted average remaining lease term and discount rates as of September 30, 2024, and December 31, 2023:

	2024	2023
Weighted average remaining lease term (years)
Operating leases	N/A	N/A
Finance leases	5.25	N/A
Weighted average discount rate
Operating leases	N/A	N/A
Finance leases	8.40%	N/A

Future maturities of our lease liabilities are as follows as of September 30:

2024 (remainder of year)	$6,596
2025	432,009
2026	513,525
2027	513,525
2028	513,525
Thereafter	513,506
Total Undiscounted Lease Obligations	2,492,686
Less: Imputed Interests	419,700

Present Value of Lease Obligations	$2,072,986

Note 12 — Warrants

Each warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants. The Company may elect to redeem the warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 14,107,989 warrants issued and outstanding. The warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. There was no activity of public warrants for the nine months ended September 30, 2024 or 2023.

The measurements of the warrants after the detachment of the warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker OPTXW. For periods subsequent to the detachment of the warrants from the Units, the close price of the warrant price was used as the fair value of the warrants as of each relevant date.

The following tables presents a roll-forward of the Company’s warrants from January 1, 2024 to September 30, 2024:

Common Stock Warrants

Warrants outstanding, January 1, 2024	14,107,989
Warrants exercised	-
Warrants outstanding, September 30, 2024	14,107,989

The following tables presents a roll-forward of the Company’s warrants from January 1, 2023 to September 30, 2023:

Common Stock Warrants

**Warrants outstanding, January 1, 2023	-
Assumed in merger	14,107,989
Exercised subsequent to merger	-
Warrants outstanding, September 30, 2023	14,107,989

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Common Stock

The Company is authorized to issue up to 121,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors. As of September 30, 2024 and December 31, 2023, there were 36,688,266 shares issued and outstanding and no dividends on common stock had been declared by the Company.

As of September 30, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance as follows:

	2024	2023

Common stock outstanding	36,688,266	36,688,266
Warrants outstanding	14,107,989	14,107,989
Contingent earnout shares	26,000,000	26,000,000
Shares available for future issuance (1)	4,773,971	4,773,971
Total	81,570,226	81,570,226

(1)	Refer to Stock Incentive Plan amendment at Note 19

Note 14 — Stock-based Compensation

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

As of September 30, 2024, there were 4,773,971 shares of unissued authorized and available for future awards under the plans.

Note 15 — Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$(13,289)	$353,980	$(940,589)	$974,767

Denominator
Weighted-average shares outstanding	36,688,266	31,600,000	36,688,266	31,600,000
Basic and diluted net income (loss) per share	$(0.00)	$0.01	$(0.03)	$0.03

Note 16 — Commitments and Contingencies

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 17 — Significant Customers

For the three months ended September 30, 2024, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,622,000 as of September 30, 2024.

For the three months ended September 30, 2023, the Company generated 41% of revenues from two customers. These two customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,148,000 as of September 30, 2023.

For the nine months ended September 30, 2024, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,622,000 as of September 30, 2024.

For the nine months ended September 30, 2023, the Company generated 41% of revenues from two customers. These two customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,148,000 as of September 30, 2023.

Note 18 — Subsequent Events

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

On October 1, 2024, a payment of $310,000 became due related to the acquisition of equipment and an intangible asset recorded on the balance sheet as of September 30, 2024. This payment was not made by the due date due to ongoing negotiations with the counterparty regarding certain terms of the contract.

The contract stipulates that if the payment is not made, the counterparty has the right to reclaim the rights to both the equipment and intangible asset. However, management is in discussions with the counterparty and believes that the payment will be made in the near future without consequence to the rights of the equipment or intangible asset.

As of the date of this filing, management does not believe that an impairment of the equipment or intangible asset is necessary, and no adjustments have been made to the carrying value of the assets on the balance sheet. Management will continue to monitor the situation and will assess the implications on the financial statements as additional information becomes available.

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

Product and Customer Mix

Our sales consist of sales of highly specialized optic and photonic enabled components and sub-components. These products are sold to different customer types (e.g., OEMs and Tier 1 manufacturers) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. The price of our products may also increase as a result of increases in the cost of components due to inflation, labor and raw materials. The Company generated 53% of revenues for the nine months ended September 30, 2024 from three customers and 41% of revenues for the nine months ended September 30, 2023 from two customers. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers have a broad product purchase mix across various departments of Syntec Optics. Syntec Optics supplies several mission critical components and sub-components to these customers that are not tied to a single application, customer initiative, or purchase order. We expect sales to increase as we further advance our full-system design expertise and product offerings and customers increasingly demand more sophisticated systems, rather than drop-in replacements. In addition to the impacts attributable to the general sales mix across our products, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

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

Results of Operations

Comparisons for the three months ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months Ended
	September 30, 2024	% Net Sales	September 30, 2023	% Net Sales

Net Sales	7,866,355	100%	6,600,525	100%
Cost of Goods Sold	6,032,635	77%	4,756,467	72%
Gross profit	1,833,720	23%	1,844,058	28%
General and administrative	1,727,480	22%	1,314,885	20%
Income From Operations	106,240	1%	529,173	8%
Other Income (Expense), Net
Other Income	8,575	0%	21,107	0%
Interest Income (Expense)	(206,069)	(3)%	(185,292)	(3)%
Total Other Income (Expense), Net	(197,494)	(3)%	(164,185)	(2)%
Income Before Taxes	(91,254)	(1)%	364,988	6%
Provision for Income Tax	(77,965)	(1)%	11,008	0%
Net Income	$(13,289)	(0)%	$353,980	5%

Net Sales

Net sales increased by $1.3 million, or 19.2%, to $7.9 million for the three months ended September 30, 2024, as compared to $6.6 million for the three months ended September 30, 2023. This increase was primarily due to a increase of $2.0 million spread across the communication, defense and medical end markets offset by a decrease of $0.7 million in the consumer end market.

Cost of Goods Sold

Cost of revenue increased by $1.3 million, or 26.8%, to $6.0 million for the three months ended September 30, 2024, as compared to $4.8 million for the three months ended September 30, 2023. This decrease was primarily due to an increase of $0.4 million in payroll costs and $0.9 million in material and subcontractor costs.

Gross Profit

Gross profit decreased by $0.01 million, or 0.6%, to $1.8 million for the three months ended September 30, 2024, as compared to $1.8 million for the three months ended September 30, 2023. This decrease was primarily due to an increase in cost of goods sold as a percent of revenue.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 31.4%, to $1.7 million for the three months ended September 30, 2024, as compared to $1.3 million for the three months ended September 30, 2023. This increase was primarily due to an approximately $0.4 million increase in increase in salaries and wages.

Total Other Income (Loss)

Other income (expense) increased by $0.03 million, or 20.3%, to ($0.20) million for the three months ended September 30, 2024, as compared to other income (expense) of ($0.16) million for the three months ended September 30, 2023. This increase was primarily due to a decrease in other income of $0.1 due to an insurance reimbursement in the prior period as well as $0.02 million increase in interest expense.

Income Tax Expense (Benefit)

Income tax expense decreased by $0.09 million, or 808.3%, to ($0.08) million for the three months ended September 30, 2024, as compared to $0.01 million for the three months ended September 30, 2023. This decrease was primarily due to the decrease in net income.

Net Income (Loss)

Net income (loss) decreased by $0.4 million, or 103.8%, to $0.02 million for the three months ended September 30, 2024, as compared to $0.35 million for the three months ended September 30, 2023. This decrease was primarily due to an increase in cost of goods sold of $1.3 million, and an increase in general and administrative expenses of $0.4 million, offset by an increase in sales of $1.3 million.

Comparisons for the nine months ended September 30, 2024 and 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Nine Months Ended
	September 30, 2024	% Net Sales	September 30, 2023	% Net Sales

Net Sales	21,128,263	100%	21,177,257	100%
Cost of Goods Sold	16,412,773	78%	15,244,863	72%
Gross profit	4,715,490	22%	5,932,394	28%
General and administrative	5,857,806	28%	4,442,117	21%
(Loss) Income From Operations	(1,142,316)	(5)%	1,490,277	7%
Other Income (Expense), Net
Other Income	347,547	2%	70,914	0%
Interest Income (Expense)	(533,178)	(3)%	(446,875)	(2)%
Total Other Income (Expense), Net	(185,631)	(1)%	(375,961)	(2)%
(Loss) Income Before Taxes	(1,327,947)	(6)%	1,114,316	5%
(Benefit from) Provision for Income Tax	(387,358)	(2)%	139,549	1%
Net (Loss) Income	$(940,589)	(4)%	$974,767	5%

Net Sales

Net sales decreased by $0.05 million, or 0.2%, to $21.1 million for the nine months ended September 30, 2024, as compared to $21.2 million for the nine months ended September 30, 2023. This decrease was primarily due to a decrease of $4.2 million spread across the medical, consumer and defense end markets offset by an increase of $4.1 million in the communications end market.

Cost of Goods Sold

Cost of revenue increased by $1.2 million, or 7.7%, to $16.4 million for the nine months ended September 30, 2024, as compared to $15.2 million for the nine months ended September 30, 2023. This increase was primarily due to a $1.1 million increase in payroll costs and $0.1 million increase in material and subcontracted costs.

Gross Profit

Gross profit decreased by $1.2 million, or 20.5%, to $4.7 million for the nine months ended September 30, 2024, as compared to $5.9 million for the nine months ended September 30, 2023. This decrease was primarily due to the decrease in revenue and the increase in cost of goods sold.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 31.9%, to $5.9 million for the nine months ended September 30, 2024, as compared to $4.4 million for the nine months ended September 30, 2023. This increase was primarily due to an approximately $0.4 million increase in salaries and wages, $0.7 million in professional fees, $0.2 million in research and development expenses, and $0.1 million in advertising expenses.

Total Other Income (Loss)

Other income (expense) decreased by $0.2 million, or 50.6%, to ($0.2) million for the nine months ended September 30, 2024, as compared to other income (expense) of ($0.4) million for the nine months ended June 30, 2023. This decrease was primarily due to the sale of machinery and equipment of $0.3 million offset by increased interest expense of ($0.09) million due to increased rates for the debt facilities.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by ($0.5) million, or 377.6%, to ($0.39) million for the nine months ended September 30, 2024, as compared to $0.14 million for the nine months ended September 30, 2023. This increase was primarily due to the increase in net loss.

Net Income (Loss)

Net income decreased by $1.9 million, or 196.5%, to ($0.9) million for the nine months ended September 30, 2024, as compared to $1.0 million for the nine months ended September 30, 2023. This decrease was primarily due to an increase in cost of goods sold of $1.3 million and an increase in general and administrative expenses of $1.5 million, offset by a decrease in other income (expense) of $0.2 million and a decrease in provision for income tax of $0.5 million.

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

The company has identified several non-recurring items included in our non-GAAP adjusted EBITDA financial measure. These items encompass management fees, professional & transaction fees, technology start-up costs, optical molding evaluation expenses, glass molding evaluation expenses, and executive transition expenses. Notably, several projects were concluded during the three months ended September 30, 2024, while some expenses were incurred in prior periods. The company evaluated these projects and retroactively adjusted prior periods to account for these expenses. This retroactive adjustment is reflected in the nine months ended September 30, 2024, below.

The table below presents our adjusted EBITDA, reconciled to net income for the three and nine months ended September 30, 2024 and 2023.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (Loss) Income	$(13,289)	$353,980	$(940,589)	$974,767
Depreciation & Amortization	739,812	692,716	2,129,805	2,102,093
Interest Expenses	203,650	184,358	526,372	441,115
Taxes	(77,965)	11,008	(387,358)	139,549
Non-Recurring Items
Other Income - Sale of Equipment & Accessories	-	-	-	(10,068)
Discount Income	-	-	-	192
Non-Recurring Contributions, Management Fees & Expenses	-	(2,404)	-	210,112
Non-Recurring Professional & Transaction Fees	-	55,444	174,500	213,500
Technology Start-up Costs	22,275	-	272,067	-
Non-Recurring Optical Molding Evaluation Expenses	77,386	-	187,734	-
Non-Recurring Glass Molding Evaluation Expenses	28,240	-	130,196	-
Non-Recurring Executive Transition Expense	122,374	-	122,374	-
Adjusted EBITDA	$1,102,483	$1,295,104	$2,215,101	$4,071,261

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of September 30, 2024, our principal sources of liquidity were cash totaling $0.5 million and a line of credit with $3.9 million available.

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

Cash Flow — Nine months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
	2024	2023
Net Cash (Used in) Provided by Operating Activities	$(1,566,598)	$1,104,841
Net Cash Used in Investing Activities	(319,229)	(979,630)
Net Cash Provided by (Used in) Financing Activities	204,366	(548,070)

Operating Activities

Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2024, as compared to net cash provided by operating activities of $1.1 million for the nine months ended September 30, 2023. The primary drivers for the year-over-year change include an increase in net loss of $1.9 million, a decrease in federal income tax payable of $0.8 million, a decrease in accounts payable and accrued expenses of $1.6 million, offset by a decrease in accounts receivable of $1.3 million and an increase in deferred revenue of $0.4 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $1.0 million for the nine months ended September 30, 2023. The net cash used in investing activities decreased primarily due to a decrease in capital expenditures of $0.4 million and an increase in proceeds from sale of equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2024, as compared to net cash used in financing activities of $0.5 million for the nine months ended September 30, 2023. The primary drivers for the year-over-year change include an increase in borrowing of debt obligations of $1.1 million, a decrease in repayments on debt obligations of $0.3 million, offset by an increase in repayments on the line of credit of $0.6 million, and an increase in repayments on finance lease obligations of $0.1 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate sensitivity. During the nine months ended September 30, 2024, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

1.	We lack documentation of formal internal control process and controls including lack of review of journal entries.
2.	We lack necessary corporate accounting resources to maintain adequate segregation of duties.
3.	We lack timely reconciliation controls in the areas of accounts payable, accrued legal expenses, and inventory.
4.	We lack controls related to proper cut-off of costs of goods sold and other income from business interruption claim.
5.	We lack control related to identification and disclosure of related party transactions.
6.	We lack control related to proper fair value methodology utilized for valuation of complex financial instrument in connection with contingent earnout arrangement.
7.	We lack the necessary information technology (“IT”) general controls infrastructure in the areas of user access and program change-management due to insufficient documentation and training, and inadequate IT risk assessment process. Additionally, we lack controls around the review of SOC-1 reports and lack of cyber security related controls.
8.	We lack control related to the evaluation and calculation of finance leases in accordance with Accounting Standards Codification 842-20-25-1a.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OMNILIT ACQUISITION CORP.

Date: November 14, 2024	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

