Form 10-K
period 2024-12-31
SYNTEC OPTICS HOLDINGS, INC.
filed 2025-10-06
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2024, based on the closing price of $3.05 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $111.899 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 3, 2025, there were 36,920,226 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report, or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

ii

Part I

Item 1. Business

All references in this report to “Syntec Optics,” “Syntec”, the “Company,” “we,” “us,” or “our” mean Syntec Optics Holdings, Inc. and its subsidiaries unless stated otherwise or the context otherwise indicates.

Overview

Syntec Optics believes that photon enabled technologies are more than just a trend. Syntec Optics goal is to deliver impactful solutions for optics and photonics enabled solutions globally. We believe that the innovative design for manufacturing of our optics and photonics enabling products is ideally suited for the demands of modern original equipment manufacturers (“OEMs”) who rely on opto-electronics, light enabled devices, and intelligence that require high-precision and reliability. Ultimately, our vertically integrated advanced manufacturing platform of various different but complimentary technologies offers our clients across several end markets competitively priced and disruptive light-enabled technologies and sub-systems.

Syntec Optics was formed more than two decades ago from the aggregation of three advanced manufacturing companies (Wordingham Machine Co., Inc., Rochester Tool and Mold, Inc. and Syntec Technologies, Inc.) that were started in the 1980s. In 2000, Syntec Technologies, Inc created the “doing business as” name of Syntec Optics to unify the three companies’ respective offerings under a single trade name. Wordingham Machine Co., Inc, and Rochester Tool and Mold, Inc. became wholly owned subsidiaries of Syntec Technologies, Inc. in 2018 and the three companies legally merged in December 2022 as Syntec Optics, Inc. Syntec Optics has addressed the optical needs of customers in defense, consumer, biomedical, and communications industries. Over the past 20 years, Syntec has been based in the Greater Rochester, New York area, and steadily growing and developing the unifying platform. Our intellectual property is protected with a portfolio of over 4 issued and/or pending patents, with several proprietary trade secrets surrounding our advanced manufacturing techniques. One in five employees has been with Syntec Optics for over a decade.

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for opto-electronic system solutions. Making our own housings, mold tools, molding parts, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances to sub-micron level. Syntec has assembled a world class design for manufacturability team to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec Optics has steadily developed variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

Syntec became a leader in the industry by pioneering polymer-based optics and then subsequently adding glass optics and optics made from other materials including crystals and metals. Polymer-based optics provide numerous advantages compared to incumbent glass-based optics. Polymer-based optics are smaller, lower weight, lower cost, and offer very high-performance optical solutions. For all these reasons, Syntec is able to deliver products to our clients that are lighter, smaller, and suitable for cutting edge technology products including the newly evolving silicon photonics industry. For defense applications, lighter weight optics are critical advantage. For example, less weight can reduce on helmet equipment can reduce neck trauma for army soldiers’ helmets or less equipment weight is beneficial for air force pilots. For biomedical applications, biocompatible polymer-based optics are considered safer. For satellite communications, the use of lighter weight metal and polymer optics reduces installation costs.

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

According to the SPIE Optics and Photonics most recent Industry Report (2022), optics is currently enabling 11% of the global economy, from smart phone cameras and extended reality devices to low orbit satellite telescopes to keeping our soldiers safe with night vision devices and patients healthy with intelligent light. This 11% figure represents the estimated value of the global optics and photonics products relative to annual global gross domestic product. As the world transitions to further adopt optically and photonically enabled products, we will continue our mission of developing innovative technology to serve these markets with affordable high-performance products globally. We intend to continue to focus on our core competencies of providing innovative technology, expanding our brand portfolio and providing affordable, sustainable and accessible optics and photonics enablers, all while being designed and manufactured in the United States.

Industry Background

For decades, optics and photonics have been enabling end market products worldwide. Today Syntec Optics light-enables products with a wide variety of materials from aluminum, crystals, glass, and polymers, Syntec’s ground-breaking work in polymer-based optics starting in 2000 created numerous advantages over the incumbent glass-based optics used in today’s markets:

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

Syntec Optics added glass optics in 2018, leveraging its expertise in molding technology. Certain glasses can be molded for visible and near IR spectrum. Glass molding has also emerged as a leading technology to address growing needs in mid wave infrared and long wave infrared, especially with growing limitations on availability of Germanium.

Syntec Optics has offered aluminum or other metal precision-machined and nano-machined opto-mechanicals since 2000. Optical components often require thin-films coating. Syntec Optics developed unique coating technologies by 2014 to forward integrate.

In the year 2000, Syntec Optics developed capabilities to assembly its components into sub-system both integrating optics as well as adding electronics to the optics.

Addressable Markets

Optics and Photonics Industry Report 2024 estimated that in 2023, the manufacturing sector contributed ~27% of global gross domestic product (“GDP”) annually, or an estimated $28.3 trillion, and optics and photonics comprise a substantial amount of this market. The optics and photonics market, the value of light-enabled products and services, is estimated to be $16 trillion annually, and represents roughly 15% of the world’s economy. This 15% figure represents the estimated value of the global optics and photonics products relative to annual global gross domestic product. Within this end-market, it is estimated that global annual revenue for photonics-enabled products and services had exceeded $2.3 trillion in 2023. Photonics touches most sectors of our economy including consumer electronics (barcode scanners, DVD players, TV remote controls), telecommunications (fiber optics, lasers, switches), health (eye surgery, biomedical instruments, and imaging), industrial (laser cutting and machining), Defense and Security (night vision, infrared cameras, remote sensing, aiming) and entertainment (holography and cinema projection). We believe accelerating optics and photonics innovation will continue to drive economic growth and increase its share of the global GDP.

The most recent review from the Optics & Photonics 2024 Industry Report valued the 2023 photonics-enabled products and services at $2.39 trillion – an increase of 40% over the ten-year period, and a compound annual growth (CAGR) rate of 4.3%, from 2012 to 2023, shown below by end market.

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

The Optics & Photonics 2024 Industry Report estimated revenue growth for six of the top areas based on CAGR from 2012 to 2023. These areas are listed below, as examples of verticals that we intend to focus on:

●

Optical Communications (+11%), Widespread global adoption of cloud-based services is driving an expansion of telecom infrastructure in developing economies resulting in significant growth of the optical communications and networking markets.

●	Sensing, monitoring, and control (+10%), autonomous systems and the internet-of-things continued to create demand for a wide variety of photonic sensors. Self-driving cars, drones, and other robotics systems utilize a wide range of photonic sensors and imaging systems, some of which are increasingly benefiting from embedded artificial intelligence. Developments in the emerging field of quantum technology should drive major advances in metrology, sensing, communications, and computing, creating what we believe will be a multitude of new opportunities in photonics.

●	Advanced manufacturing (+7%), gains in this segment were led by lasers for materials processing while robotics and vision technologies maintained their momentum as did implementation of 3D printing/additive manufacturing. Photonics-based production tools including lasers, optical metrology, and machine vision combined with adoption of rapid prototyping and Industry 4.0 are driving big manufacturing changes in industries like aerospace and automobiles.

●	Semiconductor processing (+7%), driven by demand for optical processing and metrology equipment. Opto-electronics and mobility, integrated photonics circuits are beginning to address applications that were typically addressed by integrated electronic circuits. POC Biosensing, terabit internet, lidar based radar, and telecom are areas that are being disrupted due to reduced cost, size, weight, and power consumption while still improving performance and reliability. Design, develop, and manufacturing processes are similar to micro-electronics. Integrated photonics is envisioned to play the role in industry 4.0 what electronic integrated circuits did in industry 3.0.

●	BioMedical (+9%), growth in diagnostic imaging, digital pathology, in vitro diagnostics, and point-of-care diagnostics led broad-based gains across this segment. Food safety testing also saw a significant uptick. Looking ahead, cost-effective photonics-based diagnostic and therapeutic biomedical devices are achieving higher market penetration.

●	Defense, safety, and security (+6%), driven by gains in more than 30 sub-segments combined with substantial upswings in video surveillance, perimeter security and sensing, and investment in equipment for directed energy systems. Infrared systems, hyperspectral imaging, and laser-based countermeasures are all deployed, while laser weapons are emerging as a real near-term possibility. We believe there may be increased demand for aiming, scoping, and targeting using optics and photonics.

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

Syntec Platform Overview

Our unifying platform is a key differentiator. We believe the unifying platform is an aggregation of horizontal and vertical optics and photonics capabilities that span through the value-chain across materials, spectrum and advanced manufacturing processes. This unifying platform works by providing customers with several manufacturing capabilities in one location that saves time and reduces logistical burdens and costs. In 1999 Syntec brought precision machining capabilities into the company with the addition of Wordingham, Technologies, enabling broader capabilities for integrated optical assemblies. The acquisition of Rochester Tool and Mold provided control over making very precise tools for molded polymer components and molded glass components in hybrid systems. Close collaboration of these acquired entities began in 2000 and then all three acquired companies moved into one building in the city of Rochester by 2016. Investments from the cash flow and the unification was achieved to offer customers vertical and horizontal integrated critical capabilities under one-roof for mission critical sub-system solutions with well demonstrated metrology in both clean room optics and electro-optics assemblies. Thin film coating laboratory and glass molding technique was developed from grounds up organically to further support the optical element performances. Altogether, such a vertically and horizontal integrated company offers a further unification platform for consolidation through further acquisition in a fragmented industry of advanced manufacturers for mission critical application of optics and photonics even beyond biomedical, defense, and consumer end markets.

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

Our Competitive Strengths

We believe that we possess the largest share in the markets we operate in, due to our following business strengths, which distinguish us in this competitive landscape and position us to capitalize on the anticipated continued growth in the optics and photonics enabled market:

○	Premier Polymer-Based Optics Technology. Each of our innovative optics features custom designed components to enhance optical clarity and performance in its particular application or setting. Syntec has assembled a world class optical and opto-mechanical design team capable of executing on the most challenging design projects.

○	Extensive, Growing Patent Portfolio. We have developed and filed patent applications on commercially relevant aspects of our business including optical systems and production processes. To date, we have owned three active issued patents, with an additional one patent applications pending on manufacturing techniques in the United States.

○	Proven Go-To-Market Strategy. We have successfully established a direct-to-business platform and have developed strong working relationships with Tier 1 manufacturers and major OEMs, custom designing products for new and existing applications.

○	Established Customer Base with Brand Recognition. We have a growing customer base featuring OEMs, distributors, Tier 1 suppliers across diverse end markets and mission critical applications in Defense, Consumer and BioMed. The quality of our products has helped drive adoption from additional end markets in low earth satellite communication with visibility for future growth through further expansion of our existing relationships.

○	High Quality Manufacturing Process. Unlike competitors that outsource their manufacturing processes, our optics are designed, assembled and tested in the United States, ensuring that our manufacturing process is thoroughly tested, and our optics are of the highest quality.

○	Drop-In Replacement. Our optics modules are largely designed to be “drop-in replacements” for traditional glass-based optics, which means that they are designed to fit into existing frames with little or no adjustments. Our target applications are enabling mission critical devices in demanding environments. We offer a full line of compatible components and accessories to simplify the replacement process and provide customer service to ensure a seamless transition to Low SwaP-C optics. Over their lifetime, our optics are significantly cheaper from both an absolute cost and a cost per optic perspective. These lifetime costs, at current costs and capacity, will naturally drop as we continue to take advantage of economies of scale.

Our Growth Strategy

We intend to leverage our competitive strengths, technology leadership and market share position to pursue our growth strategy through the following:

○	Expand Product Offerings. In the short-term, our aim is to further diversify our product offerings to give consumers, as well as OEMs and distributors, more options for additional applications. This will be accelerated by the expansion of our production capacity through organic and inorganic growth.

○	Expand End Markets. Syntec Optics plans to further consolidate the fragmented photonics industry by expanding our portfolio of our existing, U.S.-based, advanced manufacturing processes of making thin-film coated glass, crystal, or polymer components and their housings, which are ultimately assembled into high performance hybrid electro-optics sub-systems. By doing so, Syntec Optics plans to grow to the new end markets of communications and sensing. Syntec entered the communications end market in 2023. Syntec Optics is currently engaged as a supplier for a U.S. Department of Commerce’s National Institute of Standards and Technology (“NIST”) funded research and development project for the sensing end market. The communication end market is characterized by the use of optics and photonics for data transmittal and reception of information, including, for example, satellite communications and other associated applications. The sensing end-market is characterized by the use of optics and photonics to detect scattered light or light with an altered refractive index due to the presence of a medium within a wide range of potential applications, including, for example, disease detection and other associated applications.

○	Commercialize Optics and Photonics Enabling Technology. We believe optics and photonics enabling technologies offer significant advantages to glass optics and electronics enabled products currently on the market, with the potential to be lighter, smaller, higher-performing and cheaper.

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

Optics and photonics companies are not clearly categorized in a small number of SIC codes but Syntec’s long-term relationships with companies led to a list of 100+ SICs where optics and photonics companies live. Quality of earnings, financial reporting, forecasting, controls, and systems technology will also be used in the selection process for the roll-up.

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

Syntec’s pioneering polymer-based optics provided numerous advantages compared to incumbent products, such as glass-based optics. Polymer-based optics are smaller sized, lower weight, lower in power consumption, and a high cost-effective optical solution. Polymer-based optics use polymers throughout the fabrication process which offers high production volume and fast repeatability. Other advantages of polymers are their high impact resistance; polymers do not split like glass, making this type of optics highly durable and cost effective in applications such as heads-up displays, goggles, and biomedical disposable optics. Another key advantage we offer customers is fast prototyping. While advanced molding techniques are used for high volume productions and beta samples, we use nanomachining of polymers and other materials for quick alpha samples. We further increased the competitive advantage by providing lower cost by manufacturing with in-house lower cost glass molded glass. Often in cameras or optics sub-systems, glass and polymer elements are combined for a lower cost solution with durability and higher performance.

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

Customers

Our components are used in a variety of applications ranging from biometric, imaging, illumination, scanning, projection, blood analysis, point of care diagnosis and fingerprint identification. Our components are also used in DNA sequencing, laser cutting, thermal imaging, retinal eye scanning, military applications and blood analysis. By investing in new technology and reliable equipment Syntec Optics provides low-cost precision solutions for challenging optical needs.

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

As of December 31, 2024 and as of December 31, 2023, we owned three active issued patents and one pending patent applications. The patents and patent applications cover the United States. We periodically review and update our patent portfolio to protect our products and newly developed technologies.

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

Employees and Human Capital Resources

As of December 31, 2024, we have 159 employees. We have adopted our Code of Ethics to support and protect our culture, and we strive to create a workplace culture in line with our values: “Integrity”, “Humility”, “Innovation”, “Discipline”, and “Continuous Improvement” and help our customers “Change the way the world views itself, one optic at a time.” As part of our initiative to retain and develop our talent, we focus on these key areas:

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

Syntec Optics Holdings, Inc. will issue up to 2,000,000 shares of Common Stock (the “Performance-based-Earnout”) to members of the management team of the Company from time to time, to the extent determined by the Board of Directors in its sole discretion, to be issued as restricted stock units or incentive equity grants pursuant to the Incentive Plan described below in Note 14. The Performance-based Earnout shares shall be awarded by the Board of Directors based on achieving the following performance thresholds following the Closing: one-half (1/2) at achieving revenue of $75 million and adjusted EBITDA of $22.6 million based on 2024 financial audited statements, and one-half (1/2) at achieving revenue of $196 million and adjusted EBITDA of $50.6 million based on the 2025 financial audit statement. No such awards have been made as of October 3, 2025.

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

Item 1.01 Entry into a Material Definitive Agreement.

Debt Financing

Loan Agreement

Syntec Optics Holdings, Inc. refinanced its existing loans in November 2023 with a similar structure but more favorable terms. Pursuant to the terms of the new Credit Agreement with the lender, the proceeds of the refinancing were used (i) to payoff on the Closing Date prior indebtedness, and (ii) to pay any fees associated with transactions contemplated under the Credit Agreement. The payoff of prior indebtedness included, (i) payoff for line of credit with the outgoing lender in the amount of approximately $6,092,560, (ii) payoff for term loan in the amount of approximately $1,109,789, and (iii) payoff for mortgage loan in the amount of approximately $863,607.

The existing revolving credit facility decreased the line of credit from $10,000,000 to $8,000,000 with a maturity date of 3 years from closing. The interest rate decreased from 310 basis points to 300 basis points added to the one month term Secured Overnight Financing Rate (SOFR) adjusting daily. The term loan facility was set at up to $1,775,000 at the same rate option as line of credit and maturity up to 5 years from closing. An additional facility for equipment line was added with a $5,000,000 discretionary loan/lease limit with the same interest rate option and maturity of 7 years from closing. At the time of refinancing, the mortgage facility was paid off from the new open line of credit until a new mortgage facility was set up with a 7-year maturity from closing and the same interest rate option.

Usual and customary credit facilities of this type, size and purpose also include a minimum fixed charge ratio greater than or equal to 1.10x along with a maximum leverage ratio of 3.5x (up from 3.0x with the outgoing lender). Usual and customary negative covenants are also included.

As the result of defaults on the loan covenant calculations for the quarterly periods ended June 30 2024 and September  30, 2024, on November 29, 2024 the Company’s credit agreement dated November 8, 2023 was amended. The bank waived certain criteria, including a minimum fixed charge coverage ratio and a maximum total leverage ratio, subject to certain modifications of the agreement, specifically, a reduction of the revolving line of credit to $8,000,000 and a reduction of the equipment loan amount to $3,000,000. The modified interest margin rate margin was adjusted to 3.00%. The leverage ratio was modified to be no greater than 5.25 for 1Q 2025, no greater than 5.0 for 2Q 2025, no greater than 4.75 for 3Q 2025, no greater than 4.25 for 4Q 2025, and no greater than 3.50 after that. The fixed charge ratio was suspended for 1Q 2025 and no less than 1.10 : 1.00 after that. As of December 31, 2024 the Company was not in compliance with the loan covenants and received a waiver letter from the lender.

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

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. We have a total of three customers that accounted for 48% for the year ended December 31, 2024. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

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

As of December 31, 2024, we had approximately $9.3 million in outstanding indebtedness. We may be unable to repay our indebtedness when due, or we may be unable to refinance our indebtedness on acceptable terms or at all. The incurrence of additional debt could adversely impact our business, including limiting our operational flexibility by:

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

Syntec Optics is a “controlled company” as defined under the Nasdaq rules because Mr. Kapoor, chairman of the Syntec Optics Board, owns more than 50% of the total voting power of all issued and outstanding Syntec Optics Class A Shares. For so long as Syntec Optics remains a controlled company under that definition, it is permitted to elect to rely, and may rely, on certain exemptions from Nasdaq corporate governance rules.

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

Item 2. Properties

Our corporate headquarters is located at 515 Lee RD., Rochester, New York 14606 in an approximately 90,000 square foot manufacturing facility. The lease for this building was entered into on July 23, 2015 for a 10 year period and has provisions for two extensions of 5 years each. The Company has exercised the first extension (to July 2030), and we have the option to extend for an additional five-year term. We believe we will be able to obtain additional space, if necessary, on commercially reasonable terms. The current rent is $29,050 payable monthly.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “OPTX” and our public warrants are currently listed on the Nasdaq Capital Market under the symbol “OPTXW”. At December 31, 2024, there were approximately 330 holders of record of our common stock and 140 holders of record of our public warrants. As of October 2, 2025, there were approximately 301 holders of record of our common stock and 138 holders of record of our public warrants.

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

Item 6. [Reserved]

Item 6A. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6B. Defaults Upon Senior Securities

None

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. Our actual results and financial condition may differ materially from those expressed or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Overview

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for system solutions. Making our own tools, molding, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances up to sub-micron level. Syntec has assembled a world class design for manufacturability team to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec has steadily developed variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

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

Our designs and assembly processes are developed in-house in the United States. In 2016, Syntec Optics expanded its manufacturing facility to nearly 90,000 square feet, allowing us to increase our production capacity and offer additional advanced manufacturing processes under one roof which provide us the ability to increase sales to existing customers and increase penetration of our end-markets. Our facility provides a streamlined, partially autonomous production process for our current customers, which comprises optical assembly, electro-optics assembly, polymer optics molding, glass optics molding, opto-mechanical assembly, nanomachining and thin films coating. Our facility also provides the ability to expand the number of advanced manufacturing processes to handle increased volumes of existing and new customer orders.

Syntec Optics focuses on four end markets of defense, medical, consumer, and communications all with several mission-critical applications with strong tailwinds.

In 2023 and 2024, Syntec Optics launched low weight night vision optics and hybrid light-weight magnifiers and thermal clips in the defense end market. Syntec Optics also announced biomedical mirrors for sensing in the medical end market. Rounding out new product launches, in the communication end market, Syntec Optics launched microlens arrays and low earth satellite optics.

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

Syntec Optics plans to further consolidate and add bolt-on acquisitions for inorganic growth in the fragmented photonics industry by expanding our portfolio of existing U.S.-based advanced manufacturing processes of making thin-film coated glass, crystal, and/or polymer components and their housings, which are ultimately assembled into high performance hybrid electro-optics sub-systems. By doing so, Syntec Optics plans to grow to the new end markets of communications and sensing. Syntec entered the communications end market in 2023. Syntec Optics is currently engaged as a supplier for a U.S. Department of Commerce’s National Institute of Standards and Technology (“NIST”) funded research and development project for the sensing end market. The communication end market is characterized by the use of optics and photonics for data transmittal and reception of information, including, for example, satellite communications and other associated applications. The sensing end-market is characterized by the use of optics and photonics to detect scattered light or light with an altered refractive index due to the presence of a medium within a wide range of potential applications, including, for example, disease detection and other associated applications.

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

Product and Customer Mix

Our sales consist of highly specialized optic and photonic enabled components and sub-components. These products are sold to different customer types (e.g., OEMs and Tier 1 manufacturers) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. The price of our products may also increase as a result of increases in the cost of components due to inflation, labor and raw materials. Three customers accounted for 48% of revenues for the year ended December 31, 2024. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers have a broad product purchase mix across various departments of Syntec Optics. Syntec Optics supplies several mission critical components and sub-components to these customers that are not tied to a single application, customer initiative, or purchase order. We expect sales to increase as we further advance our full-system design expertise and product offerings and customers increasingly demand more sophisticated systems, rather than drop-in replacements. In addition to the impacts attributable to the general sales mix across our products, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

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

Operating Expenses

General and Administrative

General and administrative costs include personnel-related expenses attributable to our executive, finance, human resources, selling and marketing, and information technology organizations, certain facility costs, office-related depreciation, and fees for professional services.

Total Other Income (Expense)

Other income (expense) consists primarily of interest expense and debt issuance costs.

Results of Operations

Comparisons for the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023. This data should be read together with our financial statements and related notes included elsewhere in this Annual Report, and is qualified in its entirety by reference to such financial statements and related notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	% of Net Sales	2023	% of Net Sales

Net Sales	$28,449,941	100%	$29,441,180	100%
Cost of Goods Sold	22,747,615	80%	21,520,189	73%
Gross Profit	5,702,326	20%	7,920,991	27%
General and Administrative Expenses	8,278,720	29%	6,379,879	22%
(Loss) Income from Operations	(2,576,394)	-9%	1,541,112	5%
Other Income (Expense)
Other Income	346,835	1%	370,914	1%
Interest Expense, Including Amortization of Debt Issuance Costs	(764,934)	-3%	(654,765)	-2%
Total Other (Expense)	(418,099)	-1%	(283,851)	-1%
(Loss) Income Before (Benefit From) Provision for Income Taxes	(2,994,493)	-11%	1,257,261	4%
(Benefit From) Provision for Income Taxes	(514,832)	-2%	(719,172)	-2%
Net (Loss) Income	$(2,479,661)	-9%	$1,976,433	6%

Net Sales

Net sales decreased by $1 million, or 3.4% to $28.4 million for the year ended December 31, 2024, as compared to $29.4 million for the year ended December 31, 2023. Decreases in Consumer industry ($0.6 million), Defense industry ($1.0 million), and Medical industry ($0.4 million) were partially offset by a $1.0 million increase in the communications industry.

Cost of Goods Sold

Cost of goods sold increased by $1.2 million, or 6%, to $22.7 million for the year ended December 31, 2024, as compared to $21.5 million for the year ended December 31, 2023. This increase was primarily due to payroll costs (up $1.0 million) and material/ subcontractor expenses (up $0.2 million). The increases in labor were driven by additions to metrology staffing as well as direct labor for increased parts production.

Gross Profit

Gross profit decreased by $2.2 million, or 28%, to $5.7 million for the year ended December 31, 2024, as compared to $7.9 million for the year ended December 31, 2023. This decrease was primarily due to an increase in cost of goods sold as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 30%, to $8.3 million for the year ended December 31, 2024, as compared to $6.4 million for the year ended December 31, 2023. This increase was primarily due to increases in salaries and wages (up $1.0 million), stock-based compensation to non-employee directors (up $0.5 million), insurance costs (up $0.3 million), research and development expenses (up $0.1 million), and building maintenance (up $0.1 million).

Total Other Income

Other income (expense) decreased by $0.1 million, or 12% to ($0.4) million for the year ended December 31, 2024, as compared to other income of ($0.3) million for the year ended December 31, 2023. The gain from sale of machinery and equipment was $0.3 million, offset by higher interest expense of $0.1 million and elevated rates for the debt facilities.

Income Tax Expense (Benefit from)

Income tax expense (benefit) decreased by $0.2 million, or 28%, to ($0.5) million for the year ended December 31, 2024, as compared to ($0.7) million for the year ended December 31, 2023, primarily due to reduced taxable income.

Net Income (Loss)

Net income decreased by $4.5 million to ($2.5) million for the year ended December 31, 2024, as compared to $2.0 million for the year ended December 31, 2023. This change was primarily due to a decrease in sales of $1.0 million, an increase in cost of goods sold of $1.2 million, an increase in general and administrative expenses of $1.9 million, an increase in other income (expense) of $0.1 million, and a decrease in provision for income taxes of $0.2 million.

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

Adjusted EBITDA is not a recognized measure under U.S. GAAP and is not intended to be a substitute for any U.S. GAAP financial measure and as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Investors should exercise caution in comparing our non-GAAP measure to any similarly titled measure used by other companies. This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP.

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

The Company has identified several non-recurring items included in our non-GAAP adjusted EBITDA financial measure. These items encompass management fees, professional & transaction fees, technology start-up costs, optical molding evaluation expenses, glass molding evaluation expenses, and executive transition expenses. In identifying these non-GAAP items the company additionally ensured that the expenses were not required to generate revenue, that they were not related in any way to revenues or marketing expenses, and that they excluded items that could be described as up front milestone or process expenses.

The table below presents our adjusted EBITDA, reconciled to net income for the years ended December 31, 2024 and 2023.

The table below presents our adjusted EBITDA, reconciled to net income for the periods indicated.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Net (Loss) Income	$(2,479,661)	$1,976,433
Stock-Based Compensation expense	450,000	-
Depreciation & Amortization	2,765,713	2,769,284
Amortization of Debt Issuance Costs	9,222	12,451
Interest Expenses	738,010	642,314
Taxes	(514,832)	(719,172)
Non-Recurring Items
Anomalous Executive Transition expenses	379,389	-
Nonrecurring professional Fees	174,500	-
Technology Start-up Costs	344,496	-
Optical Molding Evaluation Expenses	201,908	-
Glass Molding Evaluation Expenses	130,196	-
Sale of Equipment & Accessories	-	(10,068)
Transaction Filing Fees	-	344,752
Management Fees & Expenses	-	318,334
Adjusted EBITDA	$2,198,941	$5,334,328

In the years ended December 31, 2024 and 2023:

●	A succession plan was required for the transition of the CEO at 2024 year-end.
●	In both 2023 and 2024, Syntec recorded professional and transaction filing fees, as well as management fees and expenses related to its IPO filing with NASDAQ in November 2024. This includes audit and regulation fees.
●	Unique technology costs relate to digital imaging, as well as delivery of innovative solutions for distribution of new products to customers that we provided in the year ended December 31,2024.
●	Optical and glass molding for special products produced on-demand production for key partners requiring components using ultra-precision glass pressing.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of December 31, 2024, our principal sources of liquidity were cash totaling $0.6 million and a line of credit with $3.8 million available.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, such as economic consequences of global pandemics and geopolitical conflicts, monetary policy changes in the U.S. and other countries and their impact on the global financial markets, supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Syntec Optics’ Financial Position and Capital Requirements” included in Item 1A.

Cash Flow — Year ended December 31, 2024 and 2023

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Net Cash (Used In) Provided By Operating Activities	$(942,830)	$2,792,222
Net Cash Used in Investing Activities	(930,866)	(1,921,181)
Net Cash Provided By Financing Activities	314,238	761,023

Net (Decrease) Increase in Cash	(1,559,458)	1,632,064

Cash - Beginning	2,158,245	526,182

Cash - Ending	$598,787	$2,158,245

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$738,010	$652,778

Cash Paid for Taxes	$568,143	$283,561

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$198,584	$642,547
Issuance of finance lease for acquisition of equipment	$2,160,070	$-
De-recognition of PPE and Intangible Asset transaction	$560,000	$-

Operating Activities

Net cash used in operating activities was ($0.9) million for the year ended December 31, 2024, as compared to net cash provided by operating activities of $2.8 million for the year ended December 31, 2023.

The primary drivers for the year-over-year change include a decrease in net income of $(4.5) million and additional funds provided of $0.8 million in balance sheet accounts including: accounts payable and accrued expense changes of $(2.3) million, changes in prepaid expenses of $(0.6) million, and changes in federal tax payable of $(0.5) million partially offset by changes in accounts receivable of $2.0 million, changes in inventory of $1.0 million, changes in deferred income taxes of $0.7 million and other operating asset and liability changes of $0.5 million including reduced grant revenue, reserves and allowances.

Investing Activities

Net cash used in investing activities was $0.9 million for the year ended December 31, 2024, as compared to $1.9 million for the year ended December 31, 2023. The net cash used in investing activities decreased primarily due to an decrease in capital expenditures of $0.7 million and an increase in proceeds from sale of equipment of $0.3 million.

Financing Activities

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2024. Net cash provided by financing activities was $0.8 million for the year ended December 31, 2023.

The primary drivers for the year-over-year change include a decrease in borrowings of debt obligations of $0.6 million, an increase in repayment of finance lease obligations of $0.1 million, an increase in net repayments on Line of credit of $0.4 million, a decrease in funds from OLIT Trust of $1.9 million, and a decrease in repayments on debt obligations of $2.5 million.

Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate sensitivity. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Inventories, which consist of raw materials, work in process and finished goods, are stated at the lower of cost (weighted average) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2024, our reserve was approximately $0.5 million compared to $0.3 million as of December 31, 2023.

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

Recent Accounting Pronouncements

 In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 clarifies or improves financial reporting by requiring disclosure of incremental segment information. The amendments require disclosure, on an annual and interim basis for all public entities, of significant segment expenses included in segment profit or loss, an amount and description of “other segment items” included in segment profit or loss, and an explanation of how reported segment profit or loss is assessed and allocated. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. See note 18 for more details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. ASU 2023-09 will be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On July 16, 2024, the Company entered into four separate lease agreements with a vendor for a total of 6 pieces of machinery. In reviewing the lease agreements, the Company has determined that all 4 lease agreements are finance leases.

We are exposed to market risks from changes in interest rates, which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had approximately $6.5 million of outstanding variable rate debt as of December 31, 2024. A 100 basis point increase in interest rates at December 31, 2024 would increase our annual pre-tax interest expense by approximately $0.065 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements as of and for the years ended December 31, 2024 and 2023, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Internal Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

1.	We lack documentation of formal internal control process and controls including lack of review of journal entries.
2.	We lack necessary corporate accounting resources to maintain adequate segregation of duties.
3.	We lack timely reconciliation controls in the areas of classification of revenue, accounts payable, accrued legal expenses, provision for income taxes, and inventory.
4.	We lack controls related to proper cut-off of costs of goods sold and general and administrative expenses.
5.	We lack control related to identification and disclosure of related party transactions.
6.	We lack control related to proper fair value methodology utilized for valuation of complex financial instrument in connection with contingent earnout arrangement.
7.	We lack the necessary information technology (“IT”) general controls infrastructure in the areas of user access and program change-management due to insufficient documentation and training, and inadequate IT risk assessment process. Additionally, we lack controls around the review of SOC-1 reports and lack of cyber security related controls.
8.	We lack control related to the evaluation and calculation of finance leases in accordance with Accounting Standards Codification 842-20-25-1a.
9.	We lack control related to identification of stock-based compensation agreements and related accounting for and disclosure of such agreements.

Remediation Plans and Status

 As disclosed in the section titled “Evaluation of Internal Controls and Procedures,” we have identified certain control deficiencies. To address these issues, we have designed and are in the process of implementing the following remediation initiatives, which are aligned with the COSO framework:

●	Enhance corporate governance through increased oversight by the Audit Committee, including additional reviews of internal control improvements and financial statements prior to publication (Control Environment; Monitoring Activities).
●	Design and implement internal control flowcharts to strengthen segregation of duties (Control Activities; Risk Assessment).
●	Increase staffing levels and competencies to enable appropriate separation of duties (Control Environment; Control Activities).
●	Implement a formal checklist, review process, and controls over all journal entries and modifications to trial balances (Control Activities; Information & Communication).
●	Hire additional experienced accounting and reporting professionals to prepare and approve consolidated financial statements and footnote disclosures in accordance with U.S. GAAP (Control Environment; Control Activities).
●	Engage outside professional support to assist with SEC reporting requirements and special circumstances to ensure timely and accurate filings (Control Environment; Information & Communication).
●	Establish a formal quarterly attestation process for managers and accounting staff to reinforce and monitor the use of control processes and workflows (Monitoring Activities; Information & Communication).
●	Implement a formalized system for tracking control measures to reduce complexity and improve management’s review of control effectiveness (Monitoring Activities; Information & Communication).

While the Company has initiated these remediation efforts, not all measures have been fully implemented as of the date of this filing. We will continue to enhance our internal control framework, employ additional procedures, and utilize appropriate tools and resources to ensure that our consolidated financial statements are presented fairly, in all material respects.

The Company believes these remediation measures will significantly strengthen its internal control environment and provide the foundation to remediate the identified material weaknesses in future reporting periods.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, New York, on the 3rd day of October, 2025.

SYNTEC OPTICS HOLDINGS, INC.

By:	/s/ Al Kapoor
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dean Rudy
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Al Kapoor	Chairman and Chief Executive Officer	October 3, 2025
Al Kapoor	(Principal Executive Officer)

/s/ Dean Rudy	Chief Financial Officer	October 3, 2025
Dean Rudy	(Principal Financial and Accounting Officer)

/s/ Walter A. Bishop	Director	October 3, 2025
Walter A. Bishop

/s/ Albert A. Manzone	Director	October 3, 2025
Albert A. Manzone

/s/ Brent D. Rosenthal	Director	October 3, 2025
Brent D. Rosenthal

Item 8. Financial Statements and Supplemental Data

SYNTEC OPTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Syntec Optics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syntec Optics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

October 3, 2025

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS
Current Assets
Cash	$598,787	$2,158,245
Accounts Receivable, Net	5,739,205	6,800,064
Inventory	6,953,278	5,834,109
Prepaid Expenses and Other Assets	596,589	359,443
Income Tax Receivable	9,794	-

Total Current Assets	13,897,653	15,151,861

Property and Equipment, Net	11,668,859	11,101,052

Intangible Assets, Net	-	295,000
Deferred Tax Asset	439,942	-

Total Assets	$26,006,454	$26,547,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,706,392	$3,042,315
Accrued Expenses	814,600	1,071,256
Federal Income Tax Payable	-	370,206
Deferred Revenue	36,512	-
Line of Credit	6,263,863	6,537,592
Current Maturities of Debt Obligations	467,742	362,972
Current Maturities of Finance Lease Obligations	284,002	-

Total Current Liabilities	10,573,111	11,384,341

Long-Term Liabilities
Long-Term Debt Obligations	2,614,812	2,024,939
Long-Term Finance Lease Obligations	1,784,449	-
Deferred Income Tax	-	74,890

Total Long-Term Liabilities	4,399,261	2,099,829

Total Liabilities	14,972,372	13,484,170

Commitments and Contingencies

Stockholder’s Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,688,266 issued and outstanding as of December 31, 2024; 36,688,266 issued and outstanding as of December 31, 2023	3,669	3,669
Additional Paid-In Capital	2,377,204	1,927,204
Retained Earnings	8,653,209	11,132,870

Total Stockholder’s Equity	11,034,082	13,063,743

Total Liabilities and Stockholder’s Equity	$26,006,454	$26,547,913

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

Net Sales	$28,449,941	$29,441,180

Cost of Goods Sold	22,747,615	21,520,189

Gross Profit	5,702,326	7,920,991

General and Administrative Expenses	8,278,720	6,379,879

Income (Loss) from Operations	(2,576,394)	1,541,112

Other Income (Expense)
Other Income	346,835	370,914
Interest Expense, Including Amortization of Debt Issuance Costs	(764,934)	(654,765)
Total Other (Expense)	(418,099)	(283,851)

(Loss) Income Before Provision for (Benefit) Income Taxes	(2,994,493)	1,257,261

Provision (Benefit) for Income Taxes	(514,832)	(719,172)

Net Income (Loss)	$(2,479,661)	$1,976,433

Net Income (Loss) per Common Share
Basic and diluted	$(0.07)	$0.06

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,688,266	32,366,725

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2023	36,600,000	$3,160	$237,692	$9,218,501	$9,459,353

Distributions				(62,065)	(62,065)

Reverse Capitalization, Net of Transaction costs	5,088,266	509	1,689,512	-	1,690,021

Net Income	-	-		1,976,433	1,976,433

Balances, December 31, 2023	36,688,266	3,669	1,927,204	11,132,870	13,063,743

Stock-Based Compensation	-	-	450,000	-	450,000

Net Loss	-	-		(2,479,661)	(2,479,661)

Balances, December 31, 2024	36,688,266	$3,669	$2,377,204	$8,653,209	$11,034,082

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Cash Flows From Operating Activities
Net (Loss) Income	$(2,479,661)	$1,976,433
Adjustments to Reconcile (Loss) Income to Net Cash (Used In)
Provided By Operating Activities:
Depreciation and Amortization	2,765,713	2,769,284
Amortization of Debt Issuance Costs	15,057	12,451
Stock-Based Compensation	450,000	-
Grant Revenue Income	-	(300,000)
Gain on Disposal of Property and Equipment	(309,000)	-
Change in Allowance for Expected Credit Losses	(121,767)	(25,820)
Change in Reserve for Obsolescence	186,285	124,911
Deferred Income Taxes	(514,832)	(1,199,214)
(Increase) Decrease in:
Accounts Receivable	1,182,626	(848,520)
Inventory	(1,305,454)	(2,332,660)
Prepaid Expenses and Other Assets	(237,146)	340,298
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	(231,163)	2,493,826
Federal Income Tax Payable	(380,000)	129,328
Deferred Revenue	36,512	(348,095)
Net Cash (Used In) Provided By Operating Activities	(942,830)	2,792,222

Cash Flows From Investing Activities
Purchases of Property and Equipment	(1,239,866)	(1,921,181)
Proceeds from Disposal of Property and Equipment	309,000	-

Net Cash Used in Investing Activities	(930,866)	(1,921,181)

Cash Flows From Financing Activities
(Repayments) Borrowing on Line of Credit, Net	(273,729)	137,592
Borrowing on Debt Obligations	1,100,388	1,745,573
Repayments on Debt Obligations	(420,802)	(2,908,502)
Repayments on Finance Lease Obligations	(91,619)	-
Cash proceeds from OLIT	-	45,946
Net proceeds from OLIT Trust	-	1,802,479
Distributions	-	(62,065)

Net Cash Provided By Financing Activities	314,238	761,023

Net Decrease in Cash	(1,559,458)	1,632,064

Cash - Beginning	2,158,245	526,182

Cash - Ending	$598,787	$2,158,245

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$738,010	$652,778

Cash Paid for Taxes	$568,143	$283,561

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$198,584	$642,547
Issuance of finance lease for acquisition of equipment	$2,160,070	$-
De-recognition of PPE and Intangible Asset transaction	$560,000	$-

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Principles of Consolidation

The consolidated financial statements include the accounts of Syntec Optics Holdings, Inc. and its wholly owned subsidiary, Syntec Optics.

The consolidated financial statements also include the accounts of ELR Associates, LLC (“ELR”), a variable interest entity wherein the Company is the primary beneficiary. Syntec Optic’s variable interest in ELR is the result of providing a guaranty of payment for ELR’s mortgage on the manufacturing facility used exclusively by Syntec Optics.

The consolidated financial statements include the financial position and result of operations of ELR, consisting principally of cash and cash equivalents, other assets and property and equipment of $2.3 million and $2.1 million and total liabilities consisting of current liabilities and long-term debt of $1.8 million and $0.7 million as of December 31, 2024 and 2023, respectively. ELR had net income of $0.2 million and $0.4 million for the years ended December 31, 2024 and 2023.

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

DECEMBER 31, 2024 AND 2023

Note 1 Nature of Business and Significant Accounting Policies - Continued

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that they are not exposed to any significant credit risk on cash. The Company also routinely assesses the financial strength of their customers and, consequently, believes that its accounts receivable credit risk exposure is limited. On December 31, 2024 and 2023 there were amounts due from three customers that totaled approximately 54% and 67% respectively, of accounts receivable. The outstanding accounts receivable due from these customers at December 31, 2024 and 2023 were approximately $3.2 million and $4.5 million respectively.

Accounts Receivable

The Company grants credit to substantially all customers and carries its accounts receivable at original invoice, net of an allowance for expected credit losses. On a periodic basis, management evaluates accounts receivable and adjusts the allowance for expected credit losses. The allowance at December 31, 2024 and 2023 amounted to approximately $117 thousand and $239 thousand, respectively. The Company had no significant write offs in the current or prior year. The Company evaluates the receivables by portfolio segment including the general receivables and those identified for separate treatment. Losses on general receivables are estimated at historical losses amounting to 0.03% for under 30 days, 0.05% for 30-60 days, 1.03% for 60-90 days, and 10.2% for over 90 days aged. Balances identified for special treatment are evaluated individually.

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

Long-Lived Assets

Long-lived assets, including property and equipment, are stated at cost. The Company reviews its long-lived assets, including right of use assets, for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances are present, the carrying value of the asset is compared to the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2024 and 2023, no impairment charges were recorded.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 1 Nature of Business and Significant Accounting Policies - Continued

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company records right-of-use (ROU) assets and lease obligations for its finance and operating leases, which are initially based on the discounted future minimum lease payments over the term of the lease.

The lease term is defined as the non-cancellable period of the lease plus any options to extend the lease when it is reasonably certain that it will be exercised. Leases may also include options to terminate the arrangement or options to purchase the underlying asset. For leases with an initial term of 12 months or less, no right of use (“ROU”) assets or lease liabilities are recorded on the balance sheet and the Company recognizes short-term lease expense for these leases on a straight-line basis over the lease term.

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

Debt Issuance Costs

The Company defers certain costs incurred in connection with obtaining financing. Costs related to line of credit agreements are recorded as a contra liability and are amortized to interest expense over the term of the agreement. Costs related to long-term debt financing are presented as a direct deduction from the carrying amount of the related debt and amortized over the term of the related debt as additional interest.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in costs of goods sold.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2024 and 2023 were approximately $229 thousand and $188 thousand, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company does not have any material unrecognized tax benefit as of December 31, 2024 or 2023. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties. The Company files U.S. federal tax returns and tax returns in various states.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company did not have any dilutive shares for the years ended December 31, 2024 and 2023.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for equity awards, such as restricted stock units, in accordance with ASC 718. Equity-classified awards are measured at grant-date fair value and expensed over the service period.

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

DECEMBER 31, 2024 AND 2023

Note 1 Nature of Business and Significant Accounting Policies - Continued

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 clarifies or improves financial reporting by requiring disclosure of incremental segment information. The amendments require disclosure, on an annual and interim basis for all public entities, of significant segment expenses included in segment profit or loss, an amount and description of “other segment items” included in segment profit or loss, and an explanation of how reported segment profit or loss is assessed and allocated. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. See note 18 for more details.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. ASU 2023-09 will be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

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

The Company’s revenue is primarily derived from three categories of products and services, (i) the production and assembly of molded plastic optics parts including polymer and glass parts, opto-mechanicals, thin film coating, diamond turned optics and optical systems including electro-optics assembly, (“Products”) (ii) the manufacture of custom tooling used to manufacture molded products, (“Custom Tooling”) and (iii) non-recurring engineering services (“Non-Recurring Engineering”). The Company’s products are marketed and sold primarily to end-user commercial customers throughout the United States and Europe. Sales of products and services are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets.

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

DECEMBER 31, 2024 AND 2023

Note 2 Revenue Recognition – Continued

Transaction Price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration. The Company’s contracts do not include variable consideration.

Contract Balances

The timing of revenue recognition generally aligns with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. The balance in accounts receivable at December 31, 2024 and 2023 was $5.7 million and $6.8 million respectively. Deferred revenue is recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Deferred revenue is recognized as revenue on the consolidated statements of operations when the Company satisfies its performance obligation to the customer. Balances in deferred revenue at December 31, 2024 and 2023 were $0.04 million - and $0, respectively.

Costs to Obtain a Contract

The Company did not incur costs of obtaining contracts expected to benefit longer than one year. As a result, there are no capitalized contract acquisition costs as of December 31, 2024 or 2023.

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

Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies as outlined above for the years ended December 31:

	2024	2023

Products	$27,663,086	$25,736,915
Custom Tooling	536,668	1,382,620
Non-Recurring Engineering	250,187	2,321,645

Total	$28,449,941	$29,441,180

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the years ended December 31:

	2024	2023

Communication	$8,036,808	$7,026,621
Consumer	4,655,954	5,321,371
Defense	6,507,553	7,457,372
Medical	9,249,626	9,635,816

Total	$28,449,941	$29,441,180

The Company has one significant customer located in the UK (outside of the US).  Sales for this UK customer amounted to $4.8 million in 2023 and $4.9 million in 2024. No other significant sales were outside of the US.

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

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

NOTE 3 – REVERSE CAPITALIZATION – Continued

The Company accounts for the Contingent Earnout Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Earnout Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) as defined below. The Company has determined that the Contingent Earnout Shares are indexed to the Company’s common stock and are therefore not precluded from equity classification. If the Contingent Earnout Shares are later determined to be liability-classified instruments, the Company would recognize subsequent changes in the fair value of such Contingent Earnout Shares within earnings at each reporting period during the earnout period. The pro forma value of the Contingent Earnout Consideration was estimated utilizing a Monte Carlo simulation model. The significant assumptions utilized in estimating the fair value of Contingent Earnout Consideration include the following: (1) our Common Stock price of $8.73-$15.76; (2) normal distribution; (3) values assessed after the Earnout Period of five (5) years and; (4) discount rates ranging from 15.5%-19.5%.

The accounting treatment of the Contingent Earnout Shares have been recognized at fair value upon the closing of the merger and classified in stockholders’ equity.

Note 4 Inventory

Inventory consists of the following at December 31:

	2024	2023

Raw Materials	$487,405	$1,144,322
Work-in-Process	6,815,425	4,818,156
Finished Goods	153,353	188,251
	7,456,183	6,150,729
Less: Reserve for Obsolescence	502,905	316,620

Inventory	$6,953,278	$5,834,109

The Company experienced a significant increase in the Reserve for Obsolescence due to incremental risk in one particular customer which was assessed at a higher rate because of market instability.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 5 Property and Equipment

Property and equipment consists of the following at December 31:

	2024	2023

Machinery and Equipment	$34,430,556	$32,466,641
Building and Leasehold Improvements	5,483,616	5,096,436
Land	130,000	130,000
Office Furniture and Equipment	2,295,749	2,292,995
Tooling	163,381	103,310
Vehicles	24,059	24,059
Assets Not Placed in Service	-	260,000
	42,527,361	40,373,441
Less: Accumulated Depreciation	30,858,502	29,272,389

Property and Equipment, Net	$11,668,859	$11,101,052

Depreciation expenses were approximately $2,766,000 and $2,769,000 for the years ended December 31, 2024 and 2023, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 6 Line of Credit

The Company has a line of credit available in the amount of $8,000,000. Borrowings may be made against the line of credit as Secured Overnight Financing Rate (“SOFR”) Loans. The weighted average rate on outstanding borrowings as of December 31, 2024 was 7.63%. As of December 31, 2024 and 2023, the Company had $6,263,863 and $6,537,592, respectively, outstanding under the line of credit facility.

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

As the result of defaults on the loan covenant calculations for the quarterly periods ended June 30, 2024 and September 30, 2024, on November 29, 2024, the Company’s credit agreement dated November 8, 2023 was amended. The bank waived certain criteria, including a minimum fixed charge coverage ratio and a maximum total leverage ratio, subject to certain modifications of the agreement, specifically, a reduction of the revolving line of credit to $8,000,000 and a reduction of the equipment loan amount to $3,000,000. As a result of these reduced credit limits the company reduced the size of the deferred financing costs. The modified interest margin rate margin was adjusted to 3.00%. The leverage ratio was modified to be no greater than 5.25 for 1Q 2025, no greater than 5.0 for 2Q 2025, no greater than 4.75 for 3Q 2025, no greater than 4.25 for 4Q 2025, and no greater than 3.50 after that. The fixed charge ratio was suspended for 1Q 2025 and no less than 1.10 to 1.00 after that. As of December 31, 2024, the Company was not in compliance with the loan covenants and received a waiver letter from the lender, dated March 21, 2025.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 7 Long-Term Debt

Long-term debt consists of the following at December 31, 2024 and 2023:

 Long-Term Debt Maturities

	2024	2023

The Company entered into a $863,607 mortgage note payable, securitized by the Company’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	836,815	-

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029.	205,829	-

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028.	1,436,662	1,722,626

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%.The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	668,006	718,441

Total Long-Term Debt	3,147,312	2,441,067

Less: Unamortized Debt Issuance Costs	64,758	53,156

Long-Term Debt, Less Unamortized Debt Issuance Costs	3,082,554	2,387,911

Less: Current Maturities	467,742	362,972

Long-Term Debt	$2,614,812	$2,024,939

At December 31, 2024, the future debt maturities are as follows:

December 31, 2025	$468,610
2026	497,991
2027	529,309
2028	492,667
2029	117,248
Thereafter	1,041,487
Total	$3,147,312

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 8 Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer up to 84% of their annual compensation, with Syntec matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the years ended December 31, 2024 and 2023 amounted to $196,198 and $179,970, respectively.

Note 9 Income Taxes

Following is a summary of the components giving rise to the income tax benefit for the years ended December 31:

	2024	2023
Current:
Federal	$-	$407,485
State	-	72,557
	-	480,042
Non - current:
Federal	$(514,832)	$(1,199,214)
State
Deferred Tax (Benefit) Provision	(514,832)	(1,199,214)

Total	$(514,832)	$(719,172)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows as of December 31:

	2024	2023
Deferred Tax Assets (Liabilities):
NYS Investment Tax Credit	$1,565,784	$1,402,438
MA R&D Credit	684,621	628,371
Lease Liability	434,052	-
Allowance for Current Expected Credit Losses	24,602	55,732
Net Operating Loss	241,766	-
Unamortized Startup Costs	400,371	476,876
Amortization on Intangibles	700	777
Section 174 Capitalization	1,032,715	1,100,698
Inventory Reserve	105,610	73,857
Accrued Management Fees	-	-
Accrued Vacation	15,003	16,905
Business Interest Limitation	134,976	-
Valuation Allowance	(2,250,405)	(2,030,809)
Deferred Tax Assets	2,389,795	1,724,845

Deferred Tax Liabilities:	-	-
Right of Use Asset	(456,550)	-
Depreciation	(1,493,303)	(1,799,735)
Deferred Tax Liabilities:	(1,949,853)	(1,799,735)

Deferred Tax Assets (Liabilities), Net	$439,942	$(74,890)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows for the year ended December 31:

	2024	2023
Statutory Income Tax Rate	21.00%	21.00%

Increase (Decrease) In Tax Provision Resulting From:
State Income Taxes, Net of Federal Benefit	0.00%	11.79%
Federal Special Deductions	(0.80)%	(7.05)%
Federal Credits	0.00%	(39.28)%
Federal Tax Prior Year (Over) Under Accrual	0.00%	(20.05)%
State Tax Rate Change	0.00%	18.22%
State Tax Credits	8.65%	(29.33)%
State Deferred Taxes	0.00%	(15.62)%
Change in Valuation Allowance	(8.65)%	(25.32)%
Transaction Costs	0.00%	2.49%
Pass Through Entity	0.29%	25.09%
Other, Net	(0.22)%	0.87%
Effective Tax Rate	20.28%	(57.20)%

The tax returns of the Company are open for three years from the date of filing. At the report date, the statute of limitations for federal and state tax returns are open for the Company for 2023, 2022, and 2021.

The Company has federal and state net operating loss carryforwards totaling approximately $1.151 million at December 31, 2024. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has evaluated and concluded that section 382 was not triggered.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 9 Income Taxes - Continued

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

Significant judgment is required in determining the realizability of the Company’s deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered its history of cumulative operating results for income tax purposes over the past several years in each of the tax jurisdictions which it operates, its recent financial performance, statutory carry forward periods and tax planning alternatives. In addition, the Company considered both its near-term and long-term financial outlook. After considering all available evidence (both positive and negative), the Company concluded that recognition of a valuation allowance was required in the amount of $2,250,405 and $2,030,809 at December 31, 2024 and 2023, respectively.

New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in 2014 for Syntec. At December 31, 2024, the Company has $1,565,784 of New York State investment tax credit carryforwards, expiring in various years through 2037. The credits cannot be utilized unless the New York state tax rate is no longer 0%, and as such, the Company has recorded a valuation allowance against the full amount of these credit carryforwards (net of the federal benefit). In addition, the Company has approximately $684,621 of Massachusetts State Research and Development credit carryforwards, expiring in various years through 2037 that the Company has recorded a valuation allowance against.

Note 10 Leases

During 2024, the Company entered into lease agreements for equipment utilized in its manufacturing facility. The Company has determined that the lease agreements are finance leases. There is a $1 buyout option at the end of the lease term which makes it reasonably certain that the Company will exercise this option and purchase the machinery and the details of the purchase option are in line with the criteria of a finance lease.

The ROU asset is grouped with property and equipment. The asset is amortized on a straight-line basis over the life of the underlying asset rather than the lease term due to the purchase options in the lease. The amortization expense is grouped with the depreciation expense of the Company’s other property and equipment. The initial recognition of the finance lease liability was recorded based on the present value of future payments. The interest expense is calculated using the incremental borrowing rate of the Company, and is grouped in the interest expense line on the statement of operations.

The components of operating and finance lease costs are as follows for the years ended December 31:

	2024	2023
Operating lease cost	$-	$-
Finance Lease Cost:
Amortization of assets	126,343	-
Interest on liabilities	66,454	-

Total lease cost	$192,797	$-

There were no variable payments or material short-term rentals for the years ended December 31, 2024 and 2023.

Supplemental cash flow information related to leases are as follows for the years ended December 31:

	2024	2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$15,532
Operating cash flows from finance leases	66,454	-
Financing cash flows from finance leases	95,080	-

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 10 Leases – Continued

The following table summarizes weighted average remaining lease term and discount rates as of December 31, 2024 and 2023:

	2024	2023
Weighted average remaining lease term (years)
Operating leases	n/a	n/a
Finance leases	5.00	N/A
Weighted average discount rate
Operating leases	n/a	n/a
Finance leases	8.4%	N/A

Future maturities of our lease liabilities are as follows as of December 31:

2025	$432,009
2026	513,525
2027	513,525
2028	513,525
2029	513,524
Thereafter	-
Total Undiscounted Lease Obligations	2,486,108
Less: Imputed Interests	417,657

Present Value of Lease Obligations	$2,068,451

Note 11 Related Party Transactions

Accrued Management Fees

The Company pays a management fee to the majority stockholder for services provided to the Company. For the years ended December 31, 2024 and 2023, the management fee expense was $-0- and $318,334 respectively. As of December 31, 2024 and 2023, unpaid management fees to the majority stockholder amounted to $-0- and $-0-.

Other Related Party Transactions

SWI DISC, Inc. (the “DISC”) is owned by the majority stockholder of the Company. During 2014, the Company entered into a commission agreement with the DISC related to the Company’s foreign sales. Total commissions under the terms of this agreement amounted to $-0- for the years ended December 31, 2024 and 2023.

Note 12 Warrants

In connection with the merger discussed in Note 3, the Company assumed the outstanding public warrants of OLIT.

Each warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants. The Company may elect to redeem the warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 14,107,989 warrants issued and outstanding. The warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. There was no activity of public warrants from the closing date through December 31, 2024.

The measurements of the warrants after the detachment of the warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker OPTXW. For periods subsequent to the detachment of the warrants from the Units, the close price of the warrant price was used as the fair value of the warrants as of each relevant date.

The following tables presents a roll-forward of the Company’s warrants from January 1, 2024 to December 31, 2024:

Common Stock Warrants

Warrants outstanding, January 1, 2024	14,107,989
Warrants exercised	-
Warrants outstanding, December 31, 2024	14,107,989

The following tables presents a roll-forward of the Company’s warrants from January 1, 2023 to December 31, 2023:

Common Stock Warrants

**Warrants outstanding, January 1, 2023	-
Assumed in merger	14,107,989
Exercised subsequent to merger	-
Warrants outstanding, December 31, 2024	14,107,989

**	There were no warrants issued, exercised and outstanding prior to January 1, 2023.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 13 Common Stock

The Company is authorized to issue up to 121,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors. As of both December 31, 2024 and 2023, there were 36,688,266 shares issued and outstanding retroactively adjusted and no dividends on common stock had been declared by the Company.

As of December 31, 2024 and 2023, the Company had reserved shares of common stock for issuance as follows:

	2024	2023

Common stock outstanding	36,688,266	36,688,266
Warrants outstanding	14,107,989	14,107,989
Contingent earnout shares	26,000,000	26,000,000
Shares available for future issuance (1)	4,773,971	4,773,971
Total	81,570,226	81,570,226

(1)	Refer to Stock Incentive Plan Note 14

Note 14 Stock-based Compensation

In connection with the merger, shareholders and board members approved the 2023 Equity Incentive Plan (the “2023 Incentive Plan”). Up to 2,773,972 shares of the Syntec Optics common stock (“Common Stock”) will initially be reserved for issuance under the 2023 Incentive Plan, and additional shares could become available for issuance under the 2023 Incentive Plan.

The Company will issue up to 2,000,000 shares of common stock (the “Performance-based-Earnout”) to members of the management team of the Company from time to time, to the extent determined by the Board of Directors in its sole discretion, to be issued as restricted stock units or incentive equity grants pursuant to the Incentive Plan. The Performance-based Earnout shares shall be awarded by the Board of Directors based on achieving the following performance thresholds following the Closing: one-half (1/2) at achieving revenue of $75 million and adjusted EBITDA of $22.6 million based on 2024 financial audited statements, and one-half (1/2) at achieving revenue of $196 million and adjusted EBITDA of $50.6 million based on the 2025 financial audit statements. No such awards have been made as of December 31, 2024.

As of December 31, 2024, there were 4,542,011 shares of unissued authorized and available for future awards under the plans.

On December 20, 2024, at the Company’s annual stockholders meeting, the stockholders approved authorizing the grant of restricted stock units (“RSUs”) to the Company’s non-employee directors. As a result, the three non-employee directors were granted a total of $450,000 in RSUs. These RSUs were fully vested upon grant and amounted to a total of 231,960 shares based on a grant date fair value of $1.94 per share, the closing price on December 19, 2024.

In accordance with ASC 718, Compensation—Stock Compensation, the Company determined that the grant date for these awards was December 20, 2024, the date of stockholder approval. The total compensation expense of $450,000 was recognized in selling, general, and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2024, with a corresponding credit to additional paid-in capital – stock compensation. The impact on cash flows is reflected in the operating section of our cash flow statement.

The RSUs will be settled by the issuance of common shares under the Company’s 2023 Equity Incentive Plan. Although the shares were not issued until the first quarter of 2025, the shares were granted in 2024 and such subsequent issuance represents only a reclassification within equity (to common stock at par value and additional paid-in capital in excess of par).

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 15 Income (Loss) Per Common Share

The following table sets forth the information needed to compute basic and diluted (loss) earnings per common share for the years ended December 31, 2024 and 2023:

	2024	2023
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$(2,479,661)	$1,976,433

Denominator
Weighted-average shares outstanding	36,688,266	32,366,725
Basic and diluted net income (loss) per share	$(0.07)	$0.06

Note 16 Commitments and Contingencies

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 17 Significant Customers

For the years ended December 31, 2024 and 2023, the Company generated 48% and 67% respectively of revenues from the same three customers in each year. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,188,832 and $4,506,000, respectively.

Note 18 Segment reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the financial statements on a consolidated basis. The CODM uses the Company’s long-range plan to allocate resources. The CODM makes decisions on resource allocation, assessments of performance, and monitors budget versus actual results using consolidated loss from operations.

Significant expenses within loss from operations, as well as within net loss, include general and administrative expenses, and other expenses which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Note 19 Subsequent Event

On March 21, 2025, a board member resigned from his position as the Board of Directors (the “Board”) of Syntec Optics Holdings, Inc. (the “Company”). His resignation was due to a disagreement with the Company on matters relating to the Company’s operation, policies and practices. The resignation was accepted by the Board on March 25, 2025. Subsequently, Syntec Optics signed an agreement with the executive which included a mutual release, the cost of which was accrued into the 2024 Form 10-K effective December 31, 2024 in the amount of $0.2 million.

On April 16, 2025, Syntec received a Delinquency Compliance Plan Alert letter from NASDAQ because Syntec missed the filing deadline for its 2024 10-K. On May 9, 2025, the Company received a letter from NASDAQ requesting certain information regarding its 8-K and 8-K(A) filings. This information was provided to NASDQ on May 25, 2025. On May 28, 2025, the Company received an additional delinquency submission letter from NASDAQ because the Company missed the deadline to file its 10-Q for quarter ending March 31, 2025. Both delinquency letters required that Syntec provide a recover plan for review by NASDAQ by June 16, 2025. The Company filed this plan and the plan was accepted by NASDAQ.

On July 4, 2025, the One Big Beautiful Bill Act, commonly referred to as “OBBBA”, was signed into law as Public Law No. 119-21, enacting sweeping reforms to domestic and international taxation. This legislation includes several provisions of significance to domestic manufacturing companies with R&D expenditures:

OBBBA restores full immediate tax deductibility for domestic research and experimental expenses incurred in 2025 and beyond. This reverses the five-year amortization requirement previously mandated under the Tax Cuts and Jobs Act. The law also permits taxpayers to accelerate unamortized domestic R&D expenditures incurred from January 1, 2022, through December 31, 2024, over one or two years, potentially resulting in adjustments to prior-year tax filings.

The law enshrines 100% first-year bonus depreciation for qualified tangible personal property placed into service after January 19, 2025, including qualified production property (QPP) used in manufacturing facilities, potentially offering accelerated write-offs of capital investments.

Under U.S. GAAP, R&D costs incurred are expensed as incurred per ASC 730. The immediate tax expensing afforded by OBBBA may reduce book-tax timing differences, simplify tax accounting, and align taxable income more closely with reported financial results.

OBBBA is expected to create favorable opportunities to accelerate tax benefits associated with R&D expenditures and capital investment. The Company is currently evaluating the law and will estimate potential future tax impacts, including (i) accelerated research tax credits, (ii) possible impacts to deferred tax assets, and (iii) potential adjustments to recent tax returns to take advantage of retroactive provisions. While the impact on financial results is not currently considered material, management continues to assess the overall effect on our tax position, effective tax rate projections, and cash flows.

