Form 10-Q
period 2025-03-31
SYNTEC OPTICS HOLDINGS, INC.
filed 2025-10-06
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of October 3, 2025, there were 36,920,226 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

	2025 (unaudited)	2024
ASSETS

Current Assets
Cash	$540,904	$598,787
Accounts Receivable, Net	6,322,759	5,739,205
Inventory	7,595,025	6,953,278
Income Tax Receivable	-	9,794
Prepaid Expenses and Other Assets	563,102	596,589

Total Current Assets	15,021,790	13,897,653

Property and Equipment, Net	11,004,158	11,668,859

Deferred Tax Asset	270,360	439,942

Total Assets	$26,296,308	$26,006,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,655,515	$2,706,392
Accrued Expenses	975,991	814,600
Deferred Revenue	32,213	36,512
Line of Credit	6,263,863	6,263,863
Current Maturities of Debt Obligations	473,956	467,742
Current Maturities of Finance Lease Obligations	365,274	284,002

Total Current Liabilities	10,766,812	10,573,111

Long-Term Liabilities
Long-Term Debt Obligations	2,496,737	2,614,812
Long-Term Finance Lease Obligations	1,675,012	1,784,449

Total Long-Term Liabilities	4,171,749	4,399,261

Total Liabilities	14,938,561	14,972,372

Commitments and Contingencies

Stockholder’s Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,920,226 issued and outstanding as of March 31, 2025; 36,688,266 issued and outstanding as of December 31, 2024;	3,692	3,669
Additional Paid-In Capital	2,377,181	2,377,204
Retained Earnings	8,976,874	8,653,209

Total Stockholder’s Equity	11,357,747	11,034,082

Total Liabilities and Stockholder’s Equity	$26,296,308	$26,006,454

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024

Net Sales	$7,069,042	$6,255,908

Cost of Goods Sold	4,760,424	5,548,465

Gross Profit	2,308,618	707,443

General and Administrative Expenses	1,780,166	2,114,543

Income (Loss) from Operations	528,452	(1,407,100)

Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(200,896)	(159,867)
Other Income	5,697	19,349

Total Other (Expense)	(195,199)	(140,518)

Income (Loss) Before Provision (Benefit) for Income Taxes	333,253	(1,547,618)

Provision (Benefit) for Income Taxes	9,588	(338,475)

Net Income (Loss)	$323,665	$(1,209,143)

Net Income (Loss) per Common Share
Basic and diluted	$0.01	$(0.03)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,920,226	36,688,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDING MARCH 31, 2025

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2025	36,688,266	$3,669	$2,377,204	$8,653,209	11,034,082

Net Income	-	-	-	323,665	323,665

Stock-Based Compensation	231,960	23	(23)	-	-

Balances, March 31, 2025	36,920,226	$3,692	$2,377,181	$8,976,874	$11,357,747

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDING MARCH 31, 2024

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2024	36,688,266	$3,669	$1,927,204	$11,132,869	13,063,742

Net Income	-	-	-	(1,209,143)	(1,209,143)

Balances, March 31, 2024	36,688,266	$3,669	$1,927,204	$9,923,726	$11,854,599

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
Cash Flows From Operating Activities
Net Income (Loss)	$323,665	$(1,209,143)
Adjustments to Reconcile (Loss) Income to Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization	710,804	695,826
Amortization of Debt Issuance Costs	2,416	1,973
Change in Allowance for Expected Credit Losses	(15,244)	(24,103)
Change in Reserve for Obsolescence	50,345	208,287
Deferred Income Taxes	-	(181,882)

(Increase) Decrease in:
Accounts Receivable	(568,310)	1,729,951
Inventory	(692,092)	(848,028)
Decrease in Federal Income Tax Receivable	179,376	-
Prepaid Expenses and Other Assets	33,487	(37,679)
Increase (Decrease) in:		-
Accounts Payables and Accrued Expenses	279,142	(522,630)
Federal Income Tax Payable	-	(122,776)
Deferred Revenue	(4,299)	20,363

Net Cash Provided By (Used In) Operating Activities	299,290	(289,841)

Cash Flows From Investing Activities
Purchases of Property and Equipment	(214,731)	(95,218)

Net Cash Used in Investing Activities	(214,731)	(95,218)

Cash Flows From Financing Activities
Borrowing on Debt Obligations	-	1,100,388
Repayments on Debt Obligations	(114,277)	(88,878)
Repayments on Finance Lease Obligations	(28,165)	-

Net Cash (Used In) Provided By Financing Activities	(142,442)	1,011,510

Net Decrease in Cash	(57,883)	626,451

Cash - Beginning	598,787	2,158,245

Cash - Ending	$540,904	$2,784,696

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$201,956	$157,895

Cash Paid for Taxes	$-	$85,098

Supplemental Disclosures of Non-Cash Investing Activities:

Changes in Assets Acquired and Included in Accounts Payable and Accrued Expenses	$168,628	$412,641
Issuance of restricted common stock for stock-based compensation	$23	$-

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

Note 2 — Summary of Significant Accounting Policies

The Company has provided a discussion of significant accounting policies, estimates and judgements in its 2024 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2024.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim unaudited condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, these interim unaudited condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

Note 3 Segment reporting

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

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies as outlined above for the three months ended March 31:

	Three Months Ended March 31
	2025	2024

Products	$6,920,222	$6,250,703
Custom Tooling	118,820	4,205
Non-Recurring Engineering	30,000	1,000

Total	$7,069,042	$6,255,908

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three months ended March 31:

	Three Months Ended March 31
	2025	2024

Communication	$1,861,378	$2,057,262
Consumer	1,163,289	1,237,985
Defense	1,558,502	1,193,315
Medical	2,485,873	1,767,346

Total	$7,069,042	$6,255,908

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Inventory

Inventory consists of the following at March 31, 2025 and December 31, 2024:

	2025	2024

Raw Materials	$632,930	$487,405
Work-in-Process	7,324,637	6,815,425
Finished Goods	190,708	153,353
	8,148,275	7,456,183
Less: Reserve for Obsolescence	553,250	502,905

Inventory	$7,595,025	$6,953,278

Note 6 — Property and Equipment

Property and equipment consists of the following at March 31, 2025 and December 31, 2024:

	2025	2024

Machinery and Equipment	$34,470,732	$34,430,556
Building and Leasehold Improvements	5,483,616	5,483,616
Land	130,000	130,000
Office Furniture and Equipment	2,295,749	2,295,749
Tooling	169,308	163,381
Vehicles	24,059	24,059
	42,573,464	42,527,361
Less: Accumulated Depreciation	31,569,306	30,858,502

Property and Equipment, Net	$11,004,158	$11,668,859

Depreciation expenses were approximately $710,804 and $695,826 for the three months ended March 31, 2025 and 2024, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Line of Credit

The Company has a line of credit available in the amount of $8,000,000 with M&T Bank (the “Credit Agreement”). Borrowings may be made against the line of credit as Secured Overnight Financing Rate (“SOFR”) Loans. The weighted average rate on outstanding borrowings as of March 31, 2025 was 7.31%. As of March 31, 2025 and December 31, 2024, the Company had $6,263,863 outstanding under the line of credit facility.

The Credit Agreement contains customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. At March 31, 2025, the Company was in compliance with the minimum fixed charge coverage ratio, maximum total leverage ratio, and the minimum EBITDA requirement as defined in the Credit Agreement.

Note 8 — Long-Term Debt

Long-term debt consists of the following at March 31, 2025 and December 31, 2024:

	2025	2024

The Company entered into a $863,607 mortgage note payable, securitized by the Company’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$827,419	$836,815

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029.	195,138	205,829

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028.	1,355,256	1,436,662

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	655,221	668,006

Total Long-Term Debt	3,033,034	3,147,312

Less: Unamortized Debt Issuance Costs	62,341	64,758

Long-Term Debt, Less Unamortized Debt Issuance Costs	2,970,693	3,082,554

Less: Current Maturities	473,956	467,742

Long-Term Debt	$2,496,737	$2,614,812

At March 31, 2025, the future debt maturities are as follows:

December 31, 2025 (remainder of year)	$353,808
2026	497,991
2027	529,310
2028	492,668
2029	117,261
Thereafter	1,041,996
Total	$3,033,034

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer a percentage of their annual compensation, with Syntec Optics matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the three months ended March 31, 2025 and 2024 amounted to $49,000 and $45,000, respectively.

Note 10 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 20.28% and 21.9% for the three months ended March 31, 2025 and 2024, respectively.

Note 11 — Leases

During 2024, the Company entered into finance lease agreements for equipment utilized in its manufacturing facility.

The components of operating and finance lease costs are as follows for the three months ended March 31:

	Three Months ended March 31
	2025	2024
Operating lease cost	$-	$-
Finance Lease Cost:
Amortization of assets	82,157	-
Interest on liabilities	41,764	-

Total lease cost	$123,921	$-

Supplemental cash flow information related to leases are as follows for the three months ended March 31:

	Three Months ended March 31
	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$-
Operating cash flows from finance leases	41,764	-
Financing cash flows from finance leases	$28,165	$-

The following table summarizes weighted average remaining lease term and discount rates as of March 31, 2025, and December 31, 2024:

	2025	2024
Weighted average remaining lease term (years)
Operating leases	N/A	N/A
Finance leases	4.76	5.00
Weighted average discount rate
Operating leases	N/A	N/A
Finance leases	8.4%	8.4%

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of our lease liabilities are as follows as of March 31, 2025:

2025 remainder of year	$385,142
2026	513,525
2027	513,525
2028	513,525
2029	513,525
Thereafter	0
Total Undiscounted Lease Obligations	2,439,242
Less: Imputed Interests	398,956

Present Value of Lease Obligations	$2,040,286

Note 12 — Warrants

The following tables presents a roll-forward of the Company’s warrants from December 31, 2024 to March 31, 2025:

Common Stock Warrants

Warrants outstanding, December 31, 2024	14,107,989
Warrants exercised	-
Warrants outstanding, March 31, 2025	14,107,989

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$323,665	$(1,209,143)

Denominator
Weighted-average shares outstanding	36,920,226	36,688,266
Basic and diluted net income (loss) per share	$0.01	$(0.03)

Note that there were no potentially dilutive shares that were excluded from the weighted-average share calculation as of March 31, 2025 and 2024.

Note 14 — Significant Customers

For the three months ended March 31, 2025, the Company generated 46% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3.3 million as of March 31, 2025.

For the three months ended March 31, 2024, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3.1million as of March 31, 2024.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

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

Product and Customer Mix

Our sales consist of sales of highly specialized optic and photonic enabled components and sub-components. These products are sold to different customer types (e.g., OEMs and Tier 1 manufacturers) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. The price of our products may also increase as a result of increases in the cost of components due to inflation, labor and raw materials. The Company generated 46% of revenues for the three months ended March 31, 2025 from three customers and 53% of revenues for the three months ended March 31, 2024 from three customers. These customers have a broad product purchase mix across various departments of Syntec Optics. Syntec Optics supplies several mission critical components and sub-components to these customers that are not tied to a single application, customer initiative, or purchase order. We expect sales to increase as we further advance our full-system design expertise and product offerings and customers increasingly demand more sophisticated systems, rather than drop-in replacements. In addition to the impacts attributable to the general sales mix across our products, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

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

Results of Operations

Comparisons for the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report, and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months ending
	March 31, 2025	% Net Sales	March 31, 2024	% Net Sales
Net Sales	$7,069,042	100%	$6,255,908	100%
Cost of Goods Sold	4,760,424	67%	5,548,465	89%
Gross Profit	2,308,618	33%	707,443	11%
General and Administrative Expenses	1,780,166	25%	2,114,543	34%
Income (Loss) from Operations	528,452	7%	(1,407,100)	-22%
Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(200,896)	-3%	(159,867)	-3%
Other Income	5,697	0%	19,349	0%
Total Other (Expense)	(195,199)	-3%	(140,518)	-2%
Income (Loss) Before Provision (Benefit) for Income Taxes	333,253	5%	(1,547,618)	-25%
Provision (Benefit) for Income Taxes	9,588	0%	(338,475)	-5%
Net Income (Loss)	$323,665	5%	$(1,209,143)	-19%

Net Sales

Net sales increased by $0.8 million, or 13.0%, to $7.1 million for the three months ended March 31, 2025, as compared to $6.3 million for the three months ended March 31 2024. This increase was primarily due to an increase of $1.1 million spread across the medical and defense end markets offset by a decrease of $0.2 million in the communications end market.

Cost of Goods Sold

Cost of revenue decreased by $0.7 million, or 14.2%, to $4.8 million for the three months ended March 31, 2025, as compared to $5.5 million for the three months ended March 31 2024. This decrease was primarily due to an efficiency driven decrease of $0.3 million in direct payroll, and an efficiency driven decrease of $0.6 million in direct material costs.

Gross Profit

Gross profit increased by $1.6 million, or 226%, to $2.3 million for the three months ended March 31, 2025, as compared to $0.7 million for the three months ended March 31 2024. This increase was due to improvements across all cost of goods sold areas.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 16%, to $1.8 million for the three months ended March 31, 2025, as compared to $2.1 million for the three months ended March 31 2024. This decrease was primarily due to reductions in costs for advertising and outside consultants.

Total Other Income (Loss)

Other income (expense) increased by $0.05 million, or 38.9%, to ($0.20) million for the three months ended March 31, 2025, as compared to other income (expense) of ($0.14) million for the three months ended March 31 2024. This increase was primarily due to an increase in interest expense driven by higher rates.

Income Tax Expense (Benefit)

Income tax expense increased by $0.35 million, or 103%, to $0.01 million for the three months ended March 31, 2025, as compared to ($0.34) million for the three months ended March 31, 2024. This increase was primarily due to the increase in net income.

Net Income (Loss)

Net income (loss) improved by $1.5 million, to $0.3 million for the three months ended March 31, 2025, as compared to a loss of $1.2 million for the three months ended March 31, 2024. This improvement was primarily due to the reasons discussed above in Net Sales, Cost of Goods Sold, and General and Administrative Expenses.

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

The Company has identified several non-recurring items included in our non-GAAP adjusted EBITDA financial measure. These items encompass management fees, professional & transaction fees, technology start-up costs, optical molding evaluation expenses, glass molding evaluation expenses, and executive transition expenses

The table below presents our adjusted EBITDA, reconciled to net income for the three months ended March 31, 2025 and 2024.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
Net (Loss) Income	$323,665	$(1,209,143)
Depreciation & Amortization	710,804	695,826
Debt Issuance Costs	2,416	1,973
Interest Expenses	201,956	157,895
Taxes	9,588	(338,475)
Non-Recurring Items
Executive Transition	113,944
One time Contract exit costs	4,675
Non-recurring property damage	21,261
Professional & Transaction Fees		25,265
Technology Start-up Costs		165,034
Optical Molding Evaluation Expenses		38,104
Glass Molding Evaluation Expenses		68,392
Adjusted EBITDA	$1,388,309	$(395,129)
as percent of Revenue	20%	-6%

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows and operating profitability to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of March 31, 2025, our principal sources of liquidity were cash totaling $0.5 million and a line of credit with $1.7 million available.

Significant factors affecting the management of our ongoing cash requirements are the adequacy of available bank lines of credit and our ability to attract long-term capital with satisfactory terms. The sources of our liquidity are subject to all of the risks of our business and could be adversely affected by, among other factors, risks associated with events outside of our control, monetary policy changes in the U.S. and other countries and their impact on the global financial markets, supply chain disruptions and electronics and other material shortages, a decrease in demand for our products, our ability to integrate current and future acquisitions, deterioration in certain financial ratios, availability of borrowings under our revolving credit facility, and other market changes in general. See “Risks Relating to Syntec Optics’ Financial Position and Capital Requirements” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash Flow — Three Months Ended March 31, 2025 and 2024

	Three Months ending March 31
	2025	2024
Net Cash Provided (Used) by Operating Activities	$299,290	$(289,841)
Net Cash Used in Investing Activities	(214,731)	(95,218)
Net Cash (Used) Provided in Financing Activities	$(142,442)	$1,011,510

Operating Activities

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2025. During the same period in the prior year, operating activities used net cash of $0.3 million.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2025, as compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2024. The net cash used in investing activities increased primarily due to an increase in payment for capital expenditures.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2025, as compared to net cash provided in financing activities of $1.0 million for the three months ended March 31, 2024. The primary drivers for the year-over-year change was a reduction in borrowing of $1.1 million.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate sensitivity. During the three months ended March 31, 2025, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

SYNTEC OPTICS HOLDINGS INC.

Date: October 3, 2025	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 3, 2025	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

