Form 10-Q
period 2025-06-30
SYNTEC OPTICS HOLDINGS, INC.
filed 2025-10-06
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

Syntec Optics Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND DECEMBER 31, 2024

	2025 (unaudited)	2024

ASSETS
Current Assets
Cash	$287,085	$598,787
Accounts Receivable, Net	6,038,305	5,739,205
Inventory	7,992,617	6,953,278
Income Tax Receivable	-	9,794
Prepaid Expenses and Other Assets	321,301	596,589

Total Current Assets	14,639,308	13,897,653

Property and Equipment, Net	10,385,435	11,668,859
Deferred Tax Asset	270,360	439,942

Total Assets	$25,295,103	$26,006,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,854,077	$2,706,392
Accrued Expenses	821,676	814,600
Deferred Revenue	33,993	36,512
Line of Credit	6,763,863	6,263,863
Current Maturities of Debt Obligations	482,973	467,742
Current Maturities of Finance Lease Obligations	340,492	284,002

Total Current Liabilities	10,297,074	10,573,111

Long-Term Liabilities
Long-Term Debt Obligations	2,372,985	2,614,812
Long-Term Finance Lease Obligations	1,611,218	1,784,449

Total Long-Term Liabilities	3,984,203	4,399,261

Total Liabilities	14,281,277	14,972,372

Commitments and Contingencies

Stockholders’ Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,920,226 issued and outstanding as of June 30, 2025; 36,688,266 issued and outstanding as of December 31, 2024;	3,692	3,669
Additional Paid-In Capital	2,377,181	2,377,204
Retained Earnings	8,632,953	8,653,209

Total Stockholders’ Equity	11,013,826	11,034,082

Total Liabilities and Stockholders’ Equity	25,295,103	26,006,454

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net Sales	$6,559,455	$7,006,000	$13,628,497	$13,261,908

Cost of Goods Sold	4,961,489	4,831,673	9,721,913	10,380,138

Gross Profit	1,597,966	2,174,327	3,906,584	2,881,770

General and Administrative Expenses	1,744,216	2,015,783	3,524,382	4,130,326

Income (Loss) from Operations	(146,250)	158,544	382,202	(1,248,556)

Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(208,969)	(167,242)	(409,865)	(327,109)
Other Income	11,298	319,623	16,995	338,972

Total Other (Expense)	(197,671)	152,381	(392,870)	11,863

Income (Loss) Before Provision for (Benefit) Income Taxes	(343,921)	310,925	(10,668)	(1,236,693)

Provision (Benefit) for Income Taxes	-	29,082	9,588	(309,393)

Net (Loss) Income	$(343,921)	$281,843	$(20,256)	$(927,300)

Net Income (Loss) per Common Share
Basic and diluted	$(0.01)	$0.01	$(0.00)	$(0.03)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,920,226	36,688,266	36,920,226	36,688,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2025	36,688,266	$3,669	$2,377,204	$8,653,209	$11,034,082

Net Income	-	-	-	323,665	323,665

Stock-Based Compensation	231,960	23	(23)	-	-

Balances, March 31, 2025	36,920,226	3,692	2,377,181	8,976,874	11,357,747

Net Loss	-	-	-	(343,921)	(343,921)

Balances, June 30, 2025	36,920,226	$3,692	$2,377,181	$8,632,953	$11,013,826

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2024	36,688,266	$3,669	$1,927,204	$11,132,869	$13,063,742

Net Loss	-	-	-	(1,209,143)	(1,209,143)

Balances, March 31, 2024	36,688,266	3,669	1,927,204	9,923,726	11,854,599

Net Income	-	-	-	281,843	281,843

Balances, June 30, 2024	36,688,266	$3,669	$1,927,204	$10,205,569	$12,136,442

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	2025	2024
Cash Flows From Operating Activities
Net Loss	$(20,256)	$(927,300)
Adjustments to Reconcile Loss to Net Cash (Used In)
Provided By Operating Activities:
Depreciation and Amortization	1,387,427	1,385,606
Amortization of Debt Issuance Costs	4,834	4,387
Gain on Disposal of Property and Equipment	-	(309,000)
Change in Allowance for Expected Credit Losses	75,727	(24,395)
Change in Reserve for Obsolescence	(18,881)	291,576
Deferred Income Taxes	-	(357,994)
(Increase) Decrease in:
Accounts Receivable	(374,827)	885,368
Inventory	(1,020,458)	(1,958,557)
Decrease in Federal Income Tax Receivable	179,376	-
Prepaid Expenses and Other Assets	275,288	57,309
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	(344,470)	(993,406)
Federal Income Tax Payable	-	(318,240)
Deferred Revenue	(2,519)	280,763

Net Cash Provided By (Used In) Operating Activities	141,241	(1,983,883)

Cash Flows From Investing Activities
Purchases of Property and Equipment	(604,772)	(254,767)
Proceeds from Disposal of Property and Equipment	-	309,000

Net Cash (Used in) Provided in Investing Activities	(604,772)	54,233

Cash Flows From Financing Activities
(Repayments) Borrowing on Line of Credit, Net	500,000	(273,729)
Borrowing on Debt Obligations	-	1,100,388
Repayments on Debt Obligations	(231,430)	(224,775)
Repayments on Finance Lease Obligations	(116,741)	-

Net Cash Provided By Financing Activities	151,829	601,884

Net Decrease in Cash	(311,702)	(1,327,766)

Cash - Beginning	598,787	2,158,245

Cash - Ending	$287,085	$830,479

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$409,579	$276,809

Cash Paid for Taxes	$-	$537,510

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$40,362	$651,736

Issuance of restricted stock from stock-based compensation	$23	$-

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

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Products	$6,347,882	$6,947,620	$13,268,104	$13,198,323
Custom Tooling	89,573	15,443	$208,393	19,648
Non-Recurring Engineering	122,000	42,937	152,000	43,937

Total	$6,559,455	$7,006,000	$13,628,497	$13,261,908

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Communication	$945,307	$626,549	$2,806,685	$2,683,811
Consumer	1,522,032	2,525,120	2,685,322	3,763,105
Defense	1,409,932	1,227,483	2,968,434	2,420,798
Medical	2,682,184	2,626,848	5,168,057	4,394,195

Total	$6,559,455	$7,006,000	$13,628,497	$13,261,908

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at June 30, 2025 and December 31, 2024:

	2025	2024

Raw Materials	$599,731	$487,405
Work-in-Process	7,748,686	6,815,425
Finished Goods	233,515	153,353
	8,581,932	7,456,183
Less: Reserve for Obsolescence	589,315	502,905

Inventory	$7,992,617	$6,953,278

Note 5 — Property and Equipment

Property and equipment consists of the following at June 30, 2025 and December 31, 2024:

	2025	2024

Machinery and Equipment	$34,528,631	$34,430,556
Building and Leasehold Improvements	5,483,617	5,483,616
Land	130,000	130,000
Office Furniture and Equipment	2,295,749	2,295,749
Tooling	169,308	163,381
Vehicles	24,059	24,059
	42,631,364	42,527,361
Less: Accumulated Depreciation	32,245,929	30,858,502

Property and Equipment, Net	$10,385,435	$11,668,859

Depreciation expenses were approximately $676,600 and $675,200 for the three months ended June 30, 2025 and 2024, respectively, and $1,387,427 and $1,385,606 for the six months ended June 30, 2025 and 2024, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Line of Credit

The Company has a line of credit available in the amount of $8,000,000 with M&T Bank (the “Credit Agreement”). Borrowings may be made against the line of credit as Secured Overnight Financing Rate (“SOFR”) Loans. The weighted average rate on outstanding borrowings as of June 30, 2025 was 7.31%. As of both June 30, 2025 and December 31, 2024, the Company had $6,763,863 and $6,263,863, respectively, outstanding under the line of credit facility.

The Credit Agreement contains customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. At June 30, 2025, the Company was in compliance with the minimum fixed charge coverage ratio, the maximum total leverage ratio, and the minimum EBITDA requirement as defined in the Credit Agreement. It is our expectation to file future 10-K and 10-Q filings in a timely manner.

Note 7 — Long-Term Debt

Long-term debt consists of the following at June 30, 2025 and December 31, 2024:

	2025	2024

The Company entered into a $863,607 mortgage note payable, securitized by the Company’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$816,188	$836,815

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029.	184,359	205,829

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028.	1,272,970	1,436,662

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	642,365	668,006

Total Long-Term Debt	2,915,882	3,147,312

Less: Unamortized Debt Issuance Costs	59,924	64,758

Long-Term Debt, Less Unamortized Debt Issuance Costs	2,855,958	3,082,554

Less: Current Maturities	482,973	467,742

Long-Term Debt	$2,372,985	$2,614,812

At June 30, 2025, the future debt maturities are as follows:

December 31, 2025 (remainder of year)	$353,808
2026	497,991
2027	529,310
2028	492,668
2029	117,261
Thereafter	924,844
Total	$2,915,882

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer a percentage of their annual compensation, with Syntec Optics matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the three months ended June 30, 2025 and 2024 amounted to $45,000 and $50,000, respectively, and for the six months ended June 30, 2025 and 2024 were approximately $93,000 and $95,000, respectively.

Note 9 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 20.3% and 25.0% for the six months ended June 30, 2025 and 2024, respectively.

Note 10 — Leases

During 2024, the Company entered into finance lease agreements for equipment utilized in its manufacturing facility.

The components of operating and finance lease costs are as follows for the three months ended June 30:

	Three Months ended June 30		Six Months ended June 30
	2025	2024	2025	2024
Finance Lease Cost:
Amortization of assets	$82,157	$-	$164,314	$-
Interest on liabilities	40,073	-	81,837	-

Total lease cost	$122,230	$-	$246,151	$-

Supplemental cash flow information related to leases are as follows for the three months ended June 30:

	Three Months ended June 30		Six Months ended June 30
	2025	2024	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$-	$-	$-
Operating cash flows from finance leases	$40,073	$-	$81,837	$-
Financing cash flows from finance leases	$88,576	$-	$115,300	$-

The following table summarizes weighted average remaining lease term and discount rates as of June 30, 2025, and December 31, 2024:

	2025	2024
Weighted average remaining lease term (years)
Operating leases	N/A	N/A
Finance leases	4.51	5.00
Weighted average discount rate
Operating leases	N/A	N/A
Finance leases	8.4%	8.4%

Future maturities of our lease liabilities are as follows as of June 30, 2025:

2025 remainder of year	$256,762
2026	513,525
2027	513,525
2028	513,525
2029	513,525
Thereafter	128,380
Total Undiscounted Lease Obligations	2,439,242
Less: Imputed Interests	487,532

Present Value of Lease Obligations	$1,951,710

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Warrants

The following tables presents a roll-forward of the Company’s warrants from December 31, 2024 to June 30, 2025:

Common Stock Warrants

Warrants outstanding, December 31, 2024, 2025	14,107,989
Warrants exercised	-
Warrants outstanding, June 30, 2025	14,107,989

Note 12 — Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted (loss) earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic and diluted net income (loss) per share
Numerator:
Net (loss) income	$(343,921)	$281,843	$(20,256)	$(927,300)

Denominator
Weighted-average shares outstanding	36,920,226	36,688,266	36,920,226	36,688,266
Basic and diluted net (loss) income per share	$(0.01)	$0.01	$(0.00)	$(0.03)

Note that there were no potentially dilutive shares that were excluded from the weighted-average share calculation as of June 30, 2025 and 2024.

Note 13 — Significant Customers

For the three months ended June 30, 2025, the Company generated 43% of revenues from three customers. For the six months ended June 30, 2025, the Company generated 41% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $2.8 million as of June 30,2025

For the three and six months ended June 30, 2024, the Company generated 53% of revenues from three customers. The outstanding accounts receivable due from these customers were approximately $3.5 million as of June 30, 2024.

Note 14 Segment reporting

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

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

Operating Expenses

General and Administrative

General and administrative costs include personnel-related expenses attributable to our executive, finance, human resources, selling and marketing, and information technology organizations, certain facility costs, office related depreciation, and fees for professional services.

Total Other Income (Expense)

Other income (expense) consists primarily of interest expense and debt issuance costs.

Results of Operations

Comparisons for the Three Months Ended and Six Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months Ended
	June 30, 2025	% Net Sales	June 30, 2024	% Net Sales
Net Sales	$6,559,455	100%	$7,006,000	100%
Cost of Goods Sold	4,961,489	76%	4,831,673	69%
Gross Profit	1,597,966	24%	2,174,327	31%
General and Administrative Expenses	1,744,216	27%	2,015,783	29%
(Loss) Income from Operations	(146,250)	-2%	158,544	2%
Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(208,969)	-3%	(167,242)	-2%
Other Income	11,298	0%	319,623	5%
Total Other Income (Expense), Net	(197,671)	-3%	152,381	2%
(Loss) Income Before Provision for (Benefit) Income Taxes	(343,921)	-5%	310,925	4%
Provision (Benefit) for Income Taxes	-	0%	29,082	0%
Net (Loss) Income	$(343,921)	-5%	$281,843	4%

	Six Months Ended
	June 30, 2025	% Net Sales	June 30, 2024	% Net Sales
Net Sales	$13,628,497	100%	$13,261,908	100%
Cost of Goods Sold	9,721,913	71%	10,380,138	78%
Gross Profit	3,906,584	29%	2,881,770	22%
General and Administrative Expenses	3,524,382	26%	4,130,326	31%
Income (Loss) from Operations	382,202	3%	(1,248,556)	-9%
Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(409,865)	-3%	(327,109)	-2%
Other Income	16,995	0%	338,972	3%
Total Other (Expense)	(392,870)	-3%	11,863	0%
Loss Before Provision for (Benefit) Income Taxes	(10,668)	0%	(1,236,693)	-9%
Provision (Benefit) for Income Taxes	9,588	0%	(309,393)	-2%
Net Loss	$(20,256)	0%	$(927,300)	-7%

Net Sales

Net sales decreased by $0.4 million, or 6.4%, to $6.6 million for the three months ended June 30, 2025, as compared to $7.0 million for the three months ended June 30, 2024. This decrease was primarily due to decreases in consumer markets of $1.0 million partially offset by increases in communications markets of $0.3 million and in defense of $0.2 million.

Net sales increased by $0.4 million, or 2.8%, to $13.6 million for the six months ended June 30, 2025, as compared to $13.3 million for the six months ended June 30, 2024. This increase was primarily due to an increase of $1.4 million spread across the defense, medical and communication end markets, offset by a decrease in the consumer market of $1.0 million.

Cost of Goods Sold

Cost of revenue increased by $0.2 million, to $5.0 million for the three months ended June 30, 2025, as compared to $4.8 million for the three months ended June 30, 2024. This increase was primarily due to an increase of in material costs. For six months ending June 30, 2025 the cost of revenue decreased by $0.7 million driven by decreases in manufacturing overhead costs partially offset by an increase in material costs.

Gross Profit

Gross profit decreased by $0.6 million, or 26.5%, to $1.6 million for the three months ended June 30, 2025, as compared to $2.2 million for the three months ended June 30, 2024. This decrease was primarily due to the decrease in revenue and the increase in costs of goods sold. For the six months ending June 30, 2025 gross profit increased by $1.0 million driven by both the volume increase and the reductions in manufacturing overhead costs.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 13.5%, to $1.7 million for the three months ended June 30, 2025, as compared to $2.0 million for the three months ended June 30, 2024. This decrease was primarily due to an approximately $0.04 million decrease in computer and supplies, a $0.13 million decrease in professional fees, a $0.02 million reduction in health care costs and a $0.07 million savings in advertising and marketing expenses. For the six months ending June 30, 2025 general and administrative expenses of $3.5 million were down $0.6 million from 2024 driven by a $0.4 million decrease in outside services and consulting, $0.1 million decrease in insurance costs, and a $0.1 million decrease in travel expenses.

Total Other Income (Loss)

Other income (expense) decreased by $0.35 million or (230%) to a $0.2 million expense for the three months ended June 30, 2025. This decrease was primarily due to a book gain on the sale of assets in 2024. Other expenses for the six months ended June 30, 2025 of $0.4 million increased by $0.4 million for primarily the same reason.

Income Tax Expense (Benefit)

Income tax expense decreased by $0.03 million, to zero for the three months ended June 30, 2025, as compared to $0.03 million for the three months ended June 30, 2024. This decrease was primarily due to the decrease in net income. For the six months ended June 30, 2025 income tax expense of $0.09 million compared to an income tax benefit of $0.3 million in 2024. The increase in income tax expense was driven by the increased profitability.

Net Income (Loss)

Net loss decreased by $0.6 million, or 222%, to $0.3 million for the three months ended June 30, 2025, as compared to a $0.3 million net income for the three months ended June 30, 2024. This decrease was primarily due to a decline in sales of $0.4 million, an increase in cost of goods sold of $0.1 million, an increase in interest expense of $0.42 million and a reduction of other income of $0.3 million, offset by a decrease in general and administrative expenses of $0.2 million and an increase in other income (expense) of $0.03 million.

For the six months ended June 30, 2025, Net loss decreased by $0.9 million to $0.02 million as compared to $0.9 million net loss in 2024. The decrease was driven by a $1.0 million increase in gross profit and a $0.6 million decrease in general and administrative costs, partially offset by a $0.4 million reduction in other expenses and a $0.3 million increase in income tax expense.

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

The table below presents our adjusted EBITDA, reconciled to net income for the three and six months ended June 30, 2025 and 2024.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net (Loss) Income	$(343,921)	$281,843	$(20,256)	$(927,300)
Depreciation & Amortization	676,623	692,194	1,387,427	1,389,993
Debt Issuance Costs	2,418	-	4,834	-
Interest Expenses	207,623	164,828	409,579	322,722
Taxes	-	29,082	9,588	(309,393)
Non-Recurring Items
Executive Transition	135,246	-	249,189	-
One time Contract exit costs	11,750	-	21,063	-
Non-recurring property damage	-	-	21,261	-
Professional & Transaction Fees	-	-	-	25,265
Technology Start-up Costs	-	-	-	165,034
Optical Molding Evaluation Expenses	-	-	-	38,104
Glass Molding Evaluation Expenses	-	-	-	68,392
Adjusted EBITDA	$689,739	$1,167,947	$2,082,685	$772,817

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of June 30, 2025, our principal sources of liquidity were cash totaling $0.3 million and a line of credit with $1.7 million available.

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

Cash Flow — Six Months Ended June 30, 2025 and 2024

	Six Months ending June 30
	2025	2024
Net Cash Provided by Operating Activities	$141,241	$(1,983,883)
Net Cash Used in Investing Activities	$(604,772)	$54,233
Net Cash used in Financing Activities	$151,829	$601,884

Operating Activities

Net cash provided by operating activities was $0.14 million for the six months ended June 30, 2025, as compared to net cash used by operating activities of $1.98 million for the six months ended June 30, 2024. The primary drivers for the year-over-year change were a $0.9 million net improvement in net income as well as other favorable changes to balance sheet accounts including accounts receivable, and inventory.

Investing Activities

Net cash used by investing activities was $0.6 million for the six months ended June 30, 2025, as compared to net cash provided by investing activities of $0.5 million for the six months ended June 30, 2024. The net cash used in investing activities increased due to decrease in payment of capital expenditures of $0.3 million and a sale of equipment in 2024 of $0.3 million.

Financing Activities

Net cash provided by financing activities was $0.15 million for the six months ended June 30, 2025, as compared to net cash provided in financing activities of $0.60 million for the six months ended June 30, 2024. The primary drivers for the year-over-year change was lower net new borrowing on credit facilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate sensitivity. During the six months ended June 30, 2025, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SYNTEC OPTICS HOLDINGS, INC

Date: October 3, 2025	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 3, 2025	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

