Form 10-Q
period 2025-09-30
SYNTEC OPTICS HOLDINGS, INC.
filed 2025-11-14
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 11, 2025, there were 36,920,226 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	2025 (unaudited)	2024

ASSETS
Current Assets
Cash	$577,924	$598,787
Accounts Receivable, Net	5,820,942	5,739,205
Inventory	7,921,931	6,953,278
Income Tax Receivable	-	9,794
Prepaid Expenses and Other Assets	245,116	596,589

Total Current Assets	14,565,913	13,897,653

Property and Equipment, Net	9,739,651	11,668,859
Deferred Tax Asset	270,360	439,942

Total Assets	$24,575,924	$26,006,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,359,987	$2,706,392
Accrued Expenses	1,017,347	814,600
Deferred Revenue	20,363	36,512
Line of Credit	6,763,863	6,263,863
Current Maturities of Debt Obligations	1,455,415	467,742
Current Maturities of Finance Lease Obligations	347,425	284,002

Total Current Liabilities	11,964,400	10,573,111

Long-Term Liabilities
Long-Term Debt Obligations	1,287,926	2,614,812
Long-Term Finance Lease Obligations	1,513,905	1,784,449

Total Long-Term Liabilities	2,801,831	4,399,261

Total Liabilities	14,766,231	14,972,372

Commitments and Contingencies

Stockholders’ Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,920,226 issued and outstanding as of September 30, 2025; 36,688,266 issued and outstanding as of December 31, 2024;	3,692	3,669
Additional Paid-In Capital	2,602,181	2,377,204
Retained Earnings	7,203,820	8,653,209

Total Stockholders’ Equity	9,809,693	11,034,082

Total Liabilities and Stockholders’ Equity	$24,575,924	$26,006,454

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Sales	$6,950,220	$7,866,355	$20,578,717	$21,128,263

Cost of Goods Sold	6,095,861	6,032,635	15,817,774	16,412,773

Gross Profit	854,359	1,833,720	4,760,943	4,715,490

General and Administrative Expenses	2,072,962	1,727,480	5,597,344	5,857,806

(Loss) Income from Operations	(1,218,603)	106,240	(836,401)	(1,142,316)

Other Income (Expense)
Interest Expense, Including Amortization of Debt Issuance Costs	(214,425)	(206,069)	(624,290)	(533,178)
Other Income	3,895	8,575	20,890	347,547

Total Other (Expense)	(210,530)	(197,494)	(603,400)	(185,631)

Income (Loss) Before Provision for (Benefit) Income Taxes	(1,429,133)	(91,254)	(1,439,801)	(1,327,947)

Provision (Benefit) for Income Taxes	-	(77,965)	9,588	(387,358)

Net Loss	$(1,429,133)	$(13,289)	$(1,449,389)	$(940,589)

Net Loss per Common Share
Basic and diluted	$(0.04)	$(0.00)	$(0.04)	$(0.03)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,920,226	36,688,266	36,920,226	36,688,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2025	36,688,266	$3,669	$2,377,204	$8,653,209	$11,034,082

Net Income	-	-	-	323,665	323,665

Stock-Based Compensation	231,960	23	(23)	-	-

Balances, March 31, 2025	36,920,226	3,692	2,377,181	8,976,874	11,357,747

Net Loss	-	-	-	(343,921)	(343,921)

Balances, June 30, 2025	36,920,226	3,692	2,377,181	8,632,953	11,013,826

Net Loss	-	-	-	(1,429,133)	(1,429,133)

Stock-Based Compensation	-	-	225,000	-	225,000

Balances, September 30, 2025	36,920,226	$3,692	$2,602,181	$7,203,820	$9,809,693

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2024	36,688,266	$3,669	$1,927,204	$11,132,869	$13,063,742

Net Loss	-	-	-	(1,209,143)	(1,209,143)

Balances, March 31, 2024	36,688,266	3,669	1,927,204	9,923,726	11,854,599

Net Income	-	-	-	281,843	281,843

Balances, June 30, 2024	36,688,266	3,669	1,927,204	10,205,569	12,136,442

Net Loss	-	-	-	(13,289)	(13,289)

Balances, September 30, 2024	36,688,266	$3,669	$1,927,204	$10,192,280	$12,123,153

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Syntec Optics Holdings, Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
Cash Flows From Operating Activities
Net Loss	$(1,449,389)	$(940,589)
Adjustments to Reconcile Loss to Net Cash (Used In)
Provided By Operating Activities:
Depreciation and Amortization	2,033,935	2,122,999
Amortization of Debt Issuance Costs	7,250	6,806
Stock-Based Compensation	225,000	-
Gain on Disposal of Property and Equipment	-	(309,000)
Change in Allowance for Expected Credit Losses	21,571	132,764
Change in Reserve for Obsolescence	(6,499)	283,196
Deferred Income Taxes	-	(495,151)
(Increase) Decrease in:
Accounts Receivable	(103,308)	845,314
Inventory	(962,154)	(2,010,070)
Federal Income Tax Receivable	179,376	-
Prepaid Expenses and Other Assets	351,473	15,001
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	395,423	(1,022,602)
Federal Income Tax Payable	-	(278,079)
Deferred Revenue	(16,149)	82,813

Net Cash Provided By (Used In) Operating Activities	676,529	(1,566,598)
		-
Cash Flows From Investing Activities
Purchases of Property and Equipment	(643,808)	(628,229)
Proceeds from Disposal of Property and Equipment	-	309,000

Net Cash Used in Investing Activities	(643,808)	(319,229)

Cash Flows From Financing Activities
(Repayments) Borrowing on Line of Credit, Net	500,000	(473,729)
Borrowing on Debt Obligations	-	1,100,388
Repayments on Debt Obligations	(346,463)	(335,209)
Repayments on Finance Lease Obligations	(207,121)	(87,084)

Net Cash (Used in) Provided By Financing Activities	(53,584)	204,366

Net Decrease in Cash	(20,863)	(1,681,461)

Cash - Beginning	598,787	2,158,245

Cash - Ending	$577,924	$476,784

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$622,197	$459,994
		-
Cash Paid for Taxes	$-	$568,143

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$2,050	$626,000

Issuance of restricted stock from stock-based compensation	$23	$-

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

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Products	$6,734,332	$7,807,975	$20,002,436	$20,690,178
Custom Tooling	82,720	15,443	291,113	394,148
Non-Recurring Engineering	133,168	42,937	285,168	43,937

Total	$6,950,220	$7,866,355	$20,578,717	$21,128,263

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Communication	$942,856	$961,058	$3,749,541	$3,644,868
Consumer	1,698,611	2,305,316	4,383,933	6,068,421
Defense	1,813,805	2,021,659	4,782,239	4,442,457
Medical	2,494,948	2,578,322	7,663,004	6,972,517

Total	$6,950,220	$7,866,355	$20,578,717	$21,128,263

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at September 30, 2025 and December 31, 2024:

	2025	2024

Raw Materials	$680,000	$487,405
Work-in-Process	7,581,251	6,815,425
Finished Goods	253,997	153,353
	8,515,248	7,456,183
Less: Reserve for Obsolescence	593,317	502,905

Inventory	$7,921,931	$6,953,278

Note 5 — Property and Equipment

Property and equipment consists of the following at September 30, 2025 and December 31, 2024:

	2025	2024

Machinery and Equipment	$34,529,355	$34,430,556
Building and Leasehold Improvements	5,483,617	5,483,616
Land	130,000	130,000
Office Furniture and Equipment	2,295,749	2,295,749
Tooling	169,308	163,381
Vehicles	24,059	24,059
	42,632,088	42,527,361
Less: Accumulated Depreciation	32,892,437	30,858,502

Property and Equipment, Net	$9,739,651	$11,668,859

Depreciation expenses were $646,506 and $722,393 for the three months ended September 30, 2025 and 2024, respectively, and $2,033,935 and $2,077,999 for the nine months ended September 30, 2025 and 2024, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Line of Credit

The Company has a line of credit available in the amount of $8,000,000 with M&T Bank (the “Credit Agreement”). Borrowings may be made against the line of credit as Secured Overnight Financing Rate (“SOFR”) Loans. The weighted average rate on outstanding borrowings as of September 30, 2025 was 7.31%. As of September 30, 2025 and December 31, 2024, the Company had $6,763,863 and $6,263,863, respectively, outstanding under the line of credit facility.

The Credit Agreement contains customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. As of September 30, 2025, the Company was not in compliance with certain financial covenants under its Amended and Restated Credit Agreement with M&T Bank, including the minimum fixed charge coverage ratio of 1.10:1.00 and the maximum total leverage ratio of 4.75:1.00.

On November 12, 2025, the Company received a written waiver from M&T Bank for these covenant defaults. The waiver requires the Company to (i) repay approximately $1.3 million of outstanding term and equipment debt, which is included as part of the long-term debt, by November 14, 2025; (ii) execute subordination agreements on shareholder loans prohibiting repayment without lender consent; and (iii) reduce the revolving credit line commitment from $8.0 million to $7.5 million. The impact to the unamortized debt issuance cost in Note 7 was immaterial.

The Company remains in good standing under the Credit Agreement and continues to classify the debt as a liability under ASC 470. Management expects to comply with all modified terms and covenants on a go-forward basis.

Note 7 — Long-Term Debt

Long-term debt consists of the following at September 30, 2025 and December 31, 2024:

	2025	2024

The Company entered into a $863,607 mortgage note payable, securitized by the Company’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$808,746	$836,815

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029. This note was paid off on November 12, 2025. See Financial Statement Note 15 Subsequent Events, for additional details.	173,379	205,829

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028. This note was paid off on November 12, 2025. See Financial Statement Note 15 Subsequent Events, for additional details.	1,189,285	1,436,662

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	629,439	668,006

Total Long-Term Debt	2,800,849	3,147,312

Less: Unamortized Debt Issuance Costs	57,508	64,758

Long-Term Debt, Less Unamortized Debt Issuance Costs	2,743,341	3,082,554

Less: Current Maturities	1,455,415	467,742

Long-Term Debt	$1,287,926	$2,614,812

At September 30, 2025, the future debt maturities are as follows:

December 31, 2025 (remainder of year)	$1,358,907
2026	93,663
2027	97,425
2028	101,375
2029	105,525
Thereafter	1,043,954
Total	$2,800,849

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer a percentage of their annual compensation, with Syntec Optics matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the three months ended September 30, 2025 and 2024 amounted to $47,000 and $52,000, respectively, and for the nine months ended September 30, 2025 and 2024 were approximately $140,000 and $147,000, respectively.

Note 9 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 20.3% and 29.2% for the nine months ended September 30, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025, and there was no impact to the Company’s income tax expense or effective income tax rate.

Note 10 — Leases

During 2024, the Company entered into finance lease agreements for equipment utilized in its manufacturing facility.

The components of operating and finance lease costs are as follows for the three and nine months ended September 30:

	Three Months ended September 30		Nine Months ended September 30
	2025	2024	2025	2024
Finance Lease Cost:
Amortization of assets	$82,157	$43,794	$246,471	$43,794
Interest on liabilities	38,258	33,007	120,095	33,007

Total lease cost	$120,415	$76,801	$366,566	$76,801

Supplemental cash flow information related to leases are as follows for the three and nine months ended September 30:

	Three Months ended September 30		Nine Months ended September 30
	2025	2024	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$-	$-	$-
Operating cash flows from finance leases	$38,258	$33,007	$120,095	$33,007
Financing cash flows from finance leases	$90,379	$87,084	$205,679	$87,084

The following table summarizes weighted average remaining lease term and discount rates as of September 30, 2025, and December 31, 2024:

	2025	2024
Weighted average remaining lease term (years)
Operating leases	N/A	N/A
Finance leases	4.25	5.00
Weighted average discount rate
Operating leases	N/A	N/A
Finance leases	8.4%	8.4%

Future maturities of our lease liabilities are as follows as of September 30, 2025:

2025 remainder of year	$128,381
2026	513,525
2027	513,525
2028	513,525
2029	513,524
Thereafter	-
Total Undiscounted Lease Obligations	2,182,480
Less: Imputed Interests	321,150

Present Value of Lease Obligations	$1,861,330

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Warrants

The following tables presents a roll-forward of the Company’s warrants from December 31, 2024 to September 30, 2025:

Common Stock Warrants

Warrants outstanding, December 31, 2024	14,107,989
Warrants exercised	-
Warrants outstanding, September 30, 2025	14,107,989

Note 12 — Loss Per Share

The following table sets forth the information needed to compute basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Numerator:
Net loss	$(1,429,133)	$(13,289)	$(1,449,389)	$(940,589)

Denominator
Weighted-average shares outstanding	36,920,226	36,688,266	36,920,226	36,688,266
Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.04)	$(0.03)

Note that there were no potentially dilutive shares that were excluded from the weighted-average share calculation as of September 30, 2025 and 2024.

Note 13 — Significant Customers

For the three months ended September 30, 2025, the Company generated 48% of revenues from three customers. For the nine months ended September 30, 2025, the Company generated 42% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3.0 million as of September 30, 2025.

For the three and nine months ended September 30, 2024, the Company generated 53% of revenues from three customers. The outstanding accounts receivable due from these customers were approximately $3.6 million as of September 30, 2024.

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

Note 15 Subsequent Events

On October 10, 2025, the Company received a letter from The Nasdaq Stock Market, confirming that the Company is now in compliance with Listing Rule 5250(c)(1), and the matter of the delinquent filings, which was previously disclosed in an 8-K filing dated April 23, 2025, is now considered closed.

On November 12, 2025, the Company received a waiver letter from its senior lender, M&T Bank, related to the Company’s noncompliance with (i) the minimum Fixed Charge Coverage Ratio of 1.10:1.00 and (ii) the maximum Total Leverage Ratio of 4.75:1.00 as of September 30, 2025 (each as defined in the Amended and Restated Credit Agreement dated November 30, 2024, as amended). The lender waived the identified defaults, subject to (among other conditions) (a) repayment of certain term and equipment loans and (b) execution of documentation satisfactory to the lender, including subordination of any shareholder loans, and (c) a reduction of the revolving credit availability from $8.0 million to $7.5 million. As a result, the Company reclassified $964,993 of the term and equipment loans, from long term debt to current debt.

On November 12, 2025, the Company repaid $1.3 million on two loans to M&T Bank as required by the waiver letter using both internally provided funds and $1.1 million obtained from a stockholder loan. The final terms of that stockholder loan, as well as the subordination agreement with M&T Bank, will be approved and finalized before December 28, 2025 as outlined in the bank’s waiver letter. The stockholder loan is from the Company’s majority stockholder and Chief Executive Officer. The terms of the stockholder agreement are expected to include an interest rate similar to the loans that were paid off. The amortization period will be 35 months, similar to the remaining number of payments on the loans that were paid off.

Pursuant to the waiver letter, the revolving line of credit availability has been reduced to $7.5 million.

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

Results of Operations

Comparisons for the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months Ended
	September 30, 2025	% Net Sales	September 30, 2024	% Net Sales
Net Sales	$6,950,220	100%	$7,866,355	100%
Cost of Goods Sold	6,095,861	88%	6,032,635	77%
Gross Profit	854,359	12%	1,833,720	23%
General and Administrative Expenses	2,072,962	30%	1,727,480	22%
(Loss) Income from Operations	(1,218,603)	-18%	106,240	1%
Other (Expense) Income
Interest Expense, Including Amortization of Debt Issuance Costs	(214,425)	-3%	(206,069)	-3%
Other Income	3,895	0%	8,575	0%
Total Other (Expense) Income, Net	(210,530)	-3%	(197,494)	-3%
Loss Before Provision for (Benefit) Income Taxes	(1,429,133)	-21%	(91,254)	-1%
Provision (Benefit) for Income Taxes	-	0%	(77,965)	-1%
Net Loss	$(1,429,133)	-21%	$(13,289)	0%

	Nine Months Ended
	September 30, 2025	% Net Sales	September 30, 2024	% Net Sales
Net Sales	$20,578,717	100%	$21,128,263	100%
Cost of Goods Sold	15,817,774	77%	16,412,773	78%
Gross Profit	4,760,943	23%	4,715,490	22%
General and Administrative Expenses	5,597,344	27%	5,857,806	28%
Loss from Operations	(836,401)	-4%	(1,142,316)	-5%
Other (Expense) Income
Interest Expense, Including Amortization of Debt Issuance Costs	(624,290)	-3%	(533,178)	-3%
Other Income	20,890	0%	347,547	2%
Total Other Expense	(603,400)	-3%	(185,631)	-1%
Loss Before Provision for (Benefit) Income Taxes	(1,439,801)	-7%	(1,327,947)	-6%
Provision (Benefit) for Income Taxes	9,588	0%	(387,358)	-2%
Net Loss	$(1,449,389)	-7%	$(940,589)	-4%

Net Sales

Net sales decreased by $0.9 million, or 11%, to $7.0 million for the three months ended September 30, 2025, as compared to $7.9 million for the three months ended September 30, 2024. This decrease was primarily due to decreases in consumer markets of $0.6 million, decrease of $0.2 million in the defense market, and $0.1 in the medical market.

Net sales decreased by approximately $0.5 million, or 3%, to $20.6 million for the nine months ended September 30, 2025, as compared to $21.1 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease of $1.7 million in the consumer market, partially offset by increases in the defense market of $0.3 million, an increase in the medical market of $0.7 million, and an increase in the communication market of $0.1 million.

Cost of Goods Sold

Cost of revenue increased by $0.1 million, to $6.1 million for the three months ended September 30, 2025, as compared to $6.0 million for the three months ended September 30, 2024. This increase was primarily due to an increase of in material costs. For the nine months ended September 30, 2025, the cost of revenue decreased by $0.6 million driven by decreases in manufacturing overhead costs partially offset by an increase in material costs.

Gross Profit

Gross profit decreased by 54%, to $0.9 million for the three months ended September 30, 2025, as compared to $1.8 million for the three months ended September 30, 2024. This decrease was primarily due to the decrease in revenue and the increase in costs of goods sold. The increase in costs of goods sold was driven by an increase in labor expenses in 2025, and an increase in materials cost, particularly for aluminum. For the nine months ended September 30, 2025, gross profit increased slightly to $4.8 million from $4.7 million, for the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 20%, to $2.1 million for the three months ended September 30, 2025, as compared to $1.7 million for the three months ended September 30, 2024. This increase was primarily due to an increase in management fees related to compensation of independent board members and audit fees related to the completion of the 2024 audit. For the nine months ended September 30, 2025, general and administrative expenses of $5.6 million were down $0.3 million from 2024, driven by decreases in outside consulting fees, decreases in research and development expenses, reduction of sales wages, and a reduction in general and administrative bonuses, with the various expense improvements partially offset by increases in management fees to independent board members, higher audit fees related to the completion of the 2024 audit, and an increase in management expense in the manufacturing area.

Total Other (Expenses) Income

Other (expenses) income remained unchanged at $0.2 million expense for both of the three months ended September 30, 2025 and September 30, 2024. Other expenses for the nine months ended September 30, 2025 of $0.6 million increased by $0.4 million, due to a $0.3 million reduction of other income attributed to the sale of an asset in 2024.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $0.1 million, to zero for the three months ended September 30, 2025, as compared to ($0.1) million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, income tax provision of $0.0 million compared to an income tax benefit of $0.4 million in 2024.

Net Income (Loss)

Net loss increased by $1.4 million to $1.4 million for the three months ended September 30, 2025, as compared to a $0.0 million net income for the three months ended September 30, 2024. This increase was primarily due to a decline in sales of $0.9 million, an increase in cost of goods sold of $0.1 million, an increase in general and administrative expenses of $0.3.

For the nine months ended September 30, 2025, net loss increased by $0.5 million to $1.4 million as compared to $0.9 million net loss in 2024. The increase was driven by a $0.5 million decrease in sales from $21.1 million to $20.6 million, a decrease in other income of $0.4 million, and change in the tax benefit provision of $0.4 million, with the negative drivers being partially offset by a reduction in cost of goods sold of $0.6 million, as well as a decrease in general and administrative expenses of $.3 million, and other minor changes.

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

The table below presents our adjusted EBITDA, reconciled to net income for the three and nine months ended September 30, 2025 and 2024.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Loss	$(1,429,133)	$(13,289)	$(1,449,389)	$(940,589)
Depreciation & Amortization	646,508	739,812	2,033,935	2,129,805
Stock-Based Compensation	225,000	-	225,000	-
Debt Issuance Costs	2,416	-	7,250	-
Interest Expenses	212,618	203,650	622,197	526,372
Taxes	-	(77,965)	9,588	(387,358)
Non-Recurring Items
Executive Transition	329,972	122,374	579,161	122,374
One-time Contract exit costs	-	-	21,063	-
Non-recurring property damage	-	-	21,261	-
Professional & Transaction Fees	-	-	-	174,500
Technology Start-up Costs	-	22,275	-	272,067
Optical Molding Evaluation Expenses	-	77,386	-	187,734
Glass Molding Evaluation Expenses	-	28,240	-	130,196
Adjusted EBITDA	$(12,619)	$1,102,483	$2,070,066	$2,215,101

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. As of September 30, 2025, our principal sources of liquidity were cash totaling $0.6 million and a line of credit with $0.7 million available.

The Company maintains a credit facility with M&T Bank consisting of a revolving line of credit and term loans under an Amended and Restated Credit Agreement dated November 30, 2024, as amended on March 25, 2025. The facility contains customary financial covenants, including a minimum fixed charge coverage ratio and a maximum total leverage ratio. The line of credit is included in the calculation of these ratios.

As of September 30, 2025, the Company was not in compliance with these financial covenants. On November 12, 2025, M&T Bank provided a formal written waiver of the covenant defaults. As a condition of the waiver, the Company agreed to (i) repay certain term and equipment loans aggregating approximately $1.3 million by November 14, 2025; (ii) execute subordination agreements on shareholder loans prohibiting repayment without lender consent;; and (iii) reduce total availability under the revolving credit line from $8.0 million to $7.5 million.

To facilitate the required paydowns under the waiver, the Company has obtained approximately $1.5 million of financing from a related party (the Company’s majority stockholder and Chief Executive Officer) in the form of a debt agreement.

Following these actions, the Company remains in good standing with M&T Bank and continues to have full access to its $7.5 million revolving credit facility, subject to customary borrowing-base provisions. Management believes that these modifications strengthen the Company’s liquidity position and expects to maintain compliance with all amended covenants through the remainder of 2025.

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

Cash Flow — Nine Months Ended September 30, 2025 and 2024

	Nine Months Ending September 30
	2025	2024
Net Cash Provided By (Used In) Operating Activities	$676,529	$(1,566,598)
Net Cash Used in Investing Activities	$(643,808)	$(319,229)
Net Cash (Used by) Provided By Financing Activities	$(53,584)	$204,366

Operating Activities

Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 2025, as compared to net cash used in operating activities of $1.6 million for the nine months ended September 30, 2024. The primary drivers for the year over year change include an increase in the net loss of $0.5 million, the one time gain on sale of asset in 2024 of $0.3 million, a reduction in deferred income tax of $0.5 million, an inventory increase of $1.0 million, a change in year over year accounts receivable of $0.9 million, and an increase in accounts payable of $1.6 million.

Investing Activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2025, as compared to net cash used in investing activities of $0.3 million for the nine months ended September 30, 2024. The net cash used in investing activities increased primarily due to a one-time disposal of assets in 2024 that did not take place in 2025.

Financing Activities

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2025, as compared to net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2024. The primary drivers of this change was a decrease in the debt borrowings in 2025 of $0.6 million, partially offset by a decrease in the debt repayments of $0.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate sensitivity. During the nine months ended September 30, 2025, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

1.	We lack documentation of formal internal control process and controls including lack of review of journal entries.
2.	We lack necessary corporate accounting resources to maintain adequate segregation of duties.
3.	We lack timely reconciliation controls in the areas of classification of revenue, accounts payable, accrued legal expenses, provision for income taxes, and inventory.
4.	We lack controls related to proper cut-off of costs of goods sold and general and administrative expenses.
5.	We lack control related to identification and disclosure of related party transactions.
6.	We lack control related to proper fair value methodology utilized for valuation of complex financial instrument in connection with contingent earnout arrangement.
7.	We lack the necessary information technology (“IT”) general controls infrastructure in the areas of user access and program change-management due to insufficient documentation and training, and inadequate IT risk assessment process. Additionally, we lack controls around the review of SOC-1 reports and lack of cyber security related controls.
8.	We lack control related to the evaluation and calculation of finance leases in accordance with Accounting Standards Codification 842-20-25-1a.
9.	We lack control related to identification of stock-based compensation agreements and related accounting for and disclosure of such agreements.
10.	We lack control related to the evaluation of debt covenants and classification of debt between current and non-current liabilities.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SYNTEC OPTICS HOLDINGS, INC

Date: November 13, 2025	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

