Form 10-K
period 2025-12-31
SYNTEC OPTICS HOLDINGS, INC.
filed 2026-03-31
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $1.34 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market, was approximately $8,016,116. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2026, there were 36,994,164 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Syntec Optics believes that photon enabled technologies are more than just a trend. Syntec Optics goal is to deliver impactful solutions for optics and photonics enabled solutions globally. We believe that the innovative design for manufacturing of our optics and photonics enabling products is ideally suited for the demands of modern original equipment manufacturers (“OEMs”) who rely on opto-electronics, light enabled devices, and intelligence that require high-precision and reliability. Ultimately, our vertically integrated advanced manufacturing platform of various, different but complimentary technologies offers our clients, across several end-markets, competitively priced and disruptive light-enabled technologies and sub-systems.

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

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for opto-electronic system solutions. Making our own housings, mold tools, molding parts, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances to sub-micron level. Syntec has assembled a world class design-for-manufacturability team, to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec Optics has steadily developed variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

Syntec became a leader in the industry by pioneering polymer-based optics and then subsequently adding glass optics and optics made from other materials including crystals and metals. Polymer-based optics provide numerous advantages compared to incumbent glass-based optics. Polymer-based optics are smaller, lower weight, lower cost, and offer very high-performance optical solutions. For all these reasons, Syntec is able to deliver products to our clients that are lighter, smaller, and suitable for cutting-edge technology products including the newly evolving silicon photonics industry. For defense applications, lighter weight optics are a critical advantage. For example, less weight on helmet equipment can reduce neck trauma for Army soldiers, and less equipment weight is beneficial for Air Force pilots. For biomedical applications, biocompatible polymer-based optics are considered safer. For satellite communications, the use of lighter weight metal and polymer optics reduces installation costs.

Our designs and assembly processes are developed in-house in the United States. In 2016, Syntec Optics expanded its manufacturing facility to nearly 90,000 square-feet, allowing us to increase our production capacity and offer additional advanced manufacturing processes under one roof, which provide us the ability to increase sales to existing customers and increase penetration of our end-markets. Our facility provides a streamlined, partially autonomous production process for our current customers, which comprises optical assembly, electro-optics assembly, polymer optics molding, glass optics molding, opto-mechanical assembly, nanomachining and thin films coating. Our facility also provides availability to expand the number of advanced manufacturing processes to handle increased volumes of existing and new customer orders.

Syntec had focused on three key end-markets of defense, biomedical, and consumer, all with several mission-critical applications with strong tailwinds, then also added communications in 2023. We believe these end-markets to be acyclical based upon the Company having positive aggregate cash flow for the past decade in spite of economic downturns. We believe the consistency of revenues over the past decade from operations, independent of the trends of the general economy, and the mission-critical nature of our product offerings, is our basis that these markets are acyclical. We believe our platform is well positioned as the foundation for further organic and inorganic growth with quality earnings and high margin offerings.

According to the SPIE Optics and Photonics most recent Industry Report (2024), optics is currently enabling 15% of the global economy, from smart phone cameras and extended reality devices to low orbit satellite telescopes to keeping our soldiers safe with night vision devices and patients healthy with intelligent light. This 15% figure represents the estimated value of the global optics and photonics products relative to annual global gross domestic product. As the world transitions to further adopt optically and photonically enabled products, we will continue our mission of developing innovative technology to serve these markets with affordable high-performance products globally. We intend to continue to focus on our core competencies of providing innovative technology, expanding our brand portfolio and providing affordable, sustainable and accessible optics and photonics enablers, all while being designed and manufactured in the United States.

Industry Background

For decades, optics and photonics have been enabling end-market products worldwide. Today, Syntec Optics light-enables products with a wide variety of materials from aluminum, crystals, glass, and polymers. Syntec’s ground-breaking work in polymer-based optics starting in 2000 created numerous advantages over the incumbent glass-based optics used in today’s markets:

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

Glass is still an important medium, and Syntec Optics added glass optics in 2018, leveraging its expertise in molding technology. Certain glasses can be molded for visible and near IR spectrum. Glass molding has also emerged as a leading technology to address growing needs in mid wave infrared and long wave infrared, especially with growing limitations on availability of Germanium.

Syntec Optics has offered aluminum or other metal precision-machined and nano-machined opto-mechanicals since 2000. Optical components often require thin-films coating. Syntec Optics developed unique coating technologies by 2014 to forward integrate.

In the year 2000, Syntec Optics developed capabilities to assemble its components into sub-systems, integrating optics as well as adding electronics to the optics.

Addressable Markets

Optics and Photonics Industry Report 2024 estimated that in 2023, the manufacturing sector contributed approximately 27% of global gross domestic product (“GDP”) annually, or an estimated $28.3 trillion, and optics and photonics comprise a substantial amount of this market. The optics and photonics market, the value of light-enabled products and services, is estimated to be $16 trillion annually, and represents roughly 15% of the world’s economy. This 15% figure represents the estimated value of the global optics and photonics products relative to annual global gross domestic product. Within this end-market, it is estimated that global annual revenue for photonics-enabled products and services had exceeded $2.3 trillion in 2023. Photonics touches most sectors of our economy including consumer electronics (barcode scanners, DVD players, TV remote controls), telecommunications (fiber optics, lasers, switches), health (eye surgery, biomedical instruments, and imaging), industrial (laser cutting and machining), Defense and Security (night vision, infrared cameras, remote sensing, aiming) and entertainment (holography and cinema projection). We believe accelerating optics and photonics innovation will continue to drive economic growth and increase its share of the global GDP.

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

Beyond the traditional industrial automation, new transforming products from unmanned aircraft and driverless cars, smart robots in the operating rooms and artificial intelligence of organ and tissue imaging, to augmented and virtual reality, increasingly require optics and photonics imagers, sensors, and detectors. We expect this trend to be especially pronounced in the United States, which has seen automation as a way to be globally competitive in spite of rising wages.

Optics and photonics are an integral aspect of the ongoing advancement of traditional manufacturing and industrial practices. Optics and photonics can reduce cost, size, weight, and power consumption in all spheres of technology that is making us smarter. These include our content, its context, inter-connection for exchange, and various types of content – from imaging to detection and sensing.

Syntec Platform Overview

Our unifying platform is a key differentiator. We believe the unifying platform is an aggregation of horizontal and vertical optics and photonics capabilities that span through the value-chain across materials, spectrum and advanced manufacturing processes. This unifying platform works by providing customers with several manufacturing capabilities in one location that saves time and reduces logistical burdens and costs. In 1999 Syntec brought precision machining capabilities into the company with the addition of Wordingham Technologies, enabling broader capabilities for integrated optical assemblies. The acquisition of Rochester Tool and Mold provided control over making very precise tools for molded polymer components and molded glass components in hybrid systems. Close collaboration of these acquired entities began in 2000 and then all three acquired companies moved into one building in the city of Rochester by 2016. Investments from the cash flow and the unification was achieved to offer customers vertical and horizontal integrated critical capabilities under one-roof for mission critical sub-system solutions with well demonstrated metrology in both clean room optics and electro-optics assemblies. Thin film coating laboratory and glass molding technique was developed from grounds up organically to further support the optical element performances. Altogether, such a vertically and horizontal integrated company offers a further unification platform for consolidation through further acquisition in a fragmented industry of advanced manufacturers for mission critical application of optics and photonics even beyond biomedical, defense, and consumer end-markets.

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

Our Competitive Strengths

We believe that we possess the largest share in the markets we operate in, due to our following business strengths, which distinguish us in this competitive landscape and position us to capitalize on the anticipated continued growth in the optics and photonics enabled market:

○	Premier Polymer-Based Optics Technology. Each of our innovative optics features custom designed components to enhance optical clarity and performance in its particular application or setting. Syntec has assembled a world class optical and opto-mechanical design team capable of executing on the most challenging design projects.

○	Extensive, Growing Patent Portfolio. We have developed and filed patent applications on commercially relevant aspects of our business including optical systems and production processes. We own three active issued patents, with an additional one patent applications pending on manufacturing techniques in the United States.

○	Proven Go-To-Market Strategy. We have successfully established a direct-to-business platform and have developed strong working relationships with Tier 1 manufacturers and major OEMs, custom designing products for new and existing applications.

○	Established Customer Base with Brand Recognition. We have a growing customer base featuring OEMs, distributors, Tier 1 suppliers across diverse end-markets and mission critical applications in Defense, Consumer and BioMed. The quality of our products has helped drive adoption from additional end-markets in low earth satellite communication with visibility for future growth through further expansion of our existing relationships.

○	High Quality Manufacturing Process. Unlike competitors that outsource their manufacturing processes, our optics are designed, assembled and tested in the United States, ensuring that our manufacturing process is thoroughly tested, and our optics are of the highest quality.

○	Drop-In Replacement. Our optics modules are largely designed to be “drop-in replacements” for traditional glass-based optics, which means that they are designed to fit into existing frames with little or no adjustments. Our target applications are enabling mission critical devices in demanding environments. We offer a full line of compatible components and accessories to simplify the replacement process and provide customer service to ensure a seamless transition to Low SwaP-C optics. Over their lifetime, our optics are significantly cheaper from both an absolute cost and a cost per optic perspective. These lifetime costs, at current costs and capacity, will naturally drop as we continue to take advantage of economies of scale.

Our Growth Strategy

We intend to leverage our competitive strengths, technology leadership and market share position to pursue our growth strategy through the following:

○	Expand Product Offerings. In the short-term, our aim is to further diversify our product offerings to give consumers, as well as OEMs and distributors, more options for additional applications. This will be accelerated by the expansion of our production capacity through organic and inorganic growth.

○	Expand End-markets. Syntec Optics plans to further consolidate the fragmented photonics industry by expanding our portfolio of our existing, U.S.-based, advanced manufacturing processes of making thin-film coated glass, crystal, or polymer components and their housings, which are ultimately assembled into high performance hybrid electro-optics sub-systems. By doing so, Syntec Optics plans to grow to the new end-markets of communications and sensing. Syntec entered the communications end-market in 2023. Syntec Optics is currently engaged as a supplier for a U.S. Department of Commerce’s National Institute of Standards and Technology (“NIST”) funded research and development project for the sensing end-market. The communication end-market is characterized by the use of optics and photonics for data transmittal and reception of information, including, for example, satellite communications and other associated applications. The sensing end-market is characterized by the use of optics and photonics to detect scattered light or light with an altered refractive index due to the presence of a medium within a wide range of potential applications, including, for example, disease detection and other associated applications.

○	Commercialize Optics and Photonics Enabling Technology. We believe optics and photonics enabling technologies offer significant advantages to glass optics and electronics enabled products currently on the market, with the potential to be lighter, smaller, higher-performing and cheaper.

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

Optics and photonics companies are not clearly categorized in a small number of SIC codes, but Syntec’s long-term relationships with companies led to a list of 100+ SICs where optics and photonics companies live. Quality of earnings, financial reporting, forecasting, controls, and systems technology will also be used in the selection process for the roll-up.

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

Facilities

Our corporate headquarters is in an approximately 90,000 square foot facility that we lease in Rochester, New York. This facility is leased from ELR Associates, LLC, a fully consolidated variable interest entity of Syntec Optics Holdings Inc. The lease for this building was entered into on July 23, 2015 for a 10-year period and has provisions for two extensions of 5 years each. The Company has exercised the first extension (to July 2030), and we have the option to extend for an additional five-year term. We believe we will be able to obtain additional space on commercially reasonable terms.

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

Sales and Marketing

Our proven sales and marketing strategy has allowed us to penetrate our current end-markets efficiently. We use a variety of methods to educate consumers on the benefits of optics and photonics-enabled technologies and why they are a better investment compared to electronically enabled technologies found in our target end-markets today. Through information found on our website and social media platforms that educate consumers on the benefits of optics and photonics-enabled technologies, we assist consumers on how they may benefit from the advanced manufacturing processes and technologies that we offer.

We use a multi-pronged sales and marketing strategy to ensure that the Syntec Optics brand is at the forefront of its respective end-markets. We have established strong relationships, particularly in the defense and biomedical industries through participation in trade shows and other sponsored industry events, which have allowed us to reach customers to ensure we are aware of evolving customer preferences. We are then able to leverage this customer feedback to collaborate on custom designs for new and existing applications.

We value our customer relationships. Our website and our customer service are key elements to our sales strategy. Our website enables customers to purchase off the shelf optics and provides access to a range of product information, technical benefits, and advanced manufacturing services. We have a team of experts dedicated to supporting our customers’ sales, technical and service needs.

Competition

Syntec is a vertically integrated advanced manufacturer of optics and photonics. At the public company level, competitors may have Syntec’s suite of advanced manufacturing techniques under its corporate umbrella, but not likely under the same roof. This differentiation allows Syntec to successfully serve OEM and Tier 1 suppliers in the Defense, Biomedical and Consumer/Industrial end-markets.

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

As of December 31, 2025 and as of December 31, 2024, we owned three active issued patents and one pending patent applications. The patents and patent applications cover the United States. We periodically review and update our patent portfolio to protect our products and newly developed technologies.

US Patent 9192298B2 “Contact lens for intraocular pressure measurement” is an active worldwide application patent that is assigned to and owned by Syntec Optics. The patent was granted in November 2015 and expires in April 2034.

US Patent 10052731B2 “Flycutter having forced air cleaning” is an active worldwide application patent that is assigned to and owned by Syntec Optics. The patent was granted in August 2018 and expires in December 2036.

US Patent 11383414B2 “Parts degating apparatus using laser” is an active worldwide application patent that is assigned to and owned by Syntec Optics. The patent was granted in July 2022 and expires in August 2040.

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

Government Regulations

We currently operate from a dedicated leased manufacturing facility located in Rochester, New York. We have never owned any facility at which we operated. Operations at our facilities are subject to a variety of environmental, health and safety regulations, including those governing the generation, handling, storage, use, transportation, and disposal of hazardous materials. To conduct our operations, we have to obtain environmental, health and safety permits and registrations and prepare plans. We are subject to inspections and possible citations by federal, state, and local environmental, health, and safety regulators. We have policies in place to assure compliance with our obligations (for example, machine guarding, hot work, hazardous material management and transportation). We train our employees and conduct audits of our operations to assess our fulfillment of these policies.

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

Where plausible, the Company plans to take advantage of these changes in 2025 and beyond. Presently, the impact is not significant, given our current loss position.

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

Employees and Human Capital Resources

As of December 31, 2025, we have 164 employees. We have adopted our Code of Ethics to support and protect our culture, and we strive to create a workplace culture in line with our values: “Integrity”, “Humility”, “Innovation”, “Discipline”, and “Continuous Improvement” and help our customers “Change the way the world views itself, one optic at a time.” As part of our initiative to retain and develop our talent, we focus on these key areas:

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

Earnout Merger Consideration

Additional contingent shares (“Contingent Earnout Shares”) may be payable to each holder of shares of Legacy Syntec Common Stock in the Merger, subject to achieving specified milestones, up to an aggregate of 26,000,000 additional shares of Common Stock in three tranches.

Syntec Optics Holdings, Inc. will issue 26,000,000 additional shares of Common Stock (the “Contingent Earnout”) to Legacy Syntec’s existing stockholders, which Contingent Earnout shares will vest upon achievement of the targets set forth in Section 3.4(b) of the Business Combination Agreement. The Contingent Earnout shares will vest upon the Company’s Common Stock achieving the following stock trading price thresholds (the “Contingent Earnout Trigger Price”) following the Closing: one-third (1/3rd) at $12.50 per share, one-third (1/3rd) at $14.00 per share, and one-third (1/3rd) at $15.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Contingent Earnout shares which remain unvested as of the date five (5) years from the Closing (the “Earnout Period”) will be deemed cancelled and no longer subject to vesting. The achievement of the Contingent Earnout Trigger Price will be based on either (a) the closing price of the Company’s common stock equaling or exceeding the specified threshold for twenty (20) trading days within any thirty (30)-trading day period following the Closing, or (b) upon the consummation of a change of control transaction in which the per share price implied in such change of control transaction is greater than or equal to the applicable threshold. All Contingent Earnout shares will be issued pro rata to Legacy Syntec stockholders in proportion to their owned shares of Legacy Syntec common stock immediately prior to the Closing.

Syntec Optics Holdings, Inc. will issue up to 2,000,000 shares of Common Stock (the “Performance-based-Earnout”) to members of the management team of the Company from time to time, to the extent determined by the Board of Directors in its sole discretion, to be issued as restricted stock units or incentive equity grants pursuant to the Incentive Plan described below in Note 14. The Performance-based Earnout shares shall be awarded by the Board of Directors based on achieving the following performance thresholds following the Closing: one-half (1/2) at achieving revenue of $75 million and adjusted EBITDA of $22.6 million based on 2024 financial audited statements, and one-half (1/2) at achieving revenue of $196 million and adjusted EBITDA of $50.6 million based on the 2025 financial audit statement. No such awards have been made as of December 31, 2025.

A description of the Merger and the terms of the Business Combination Agreement are included in the proxy statement/prospectus, dated October 5, 2023 (the “Proxy Statement/Prospectus”) as filed with the Securities and Exchange Commission (the “SEC”) in the section entitled “Proposal No. 1 — The Business Combination Proposal” of the Proxy Statement/Prospectus.

The foregoing description of the Earnout Merger Consideration is a summary only and is qualified in its entirety by the full text of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1, which are incorporated herein by reference.

Item 1.01 Entry into a Material Definitive Agreement.

Debt Financing

Credit Agreement with M&T Bank

On November 8, 2023, Syntec Optics Holdings, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with M&T Bank (the “Lender”) to refinance its prior indebtedness. Proceeds from the refinancing were used to repay approximately $6.1 million under a prior revolving credit facility, approximately $1.1 million under a prior term loan, approximately $0.9 million under a prior mortgage loan, and to pay related transaction expenses.

The Credit Agreement provides for:

●	A revolving credit facility with a commitment currently set at $7.5 million and maturing in November 2026;

●	Term and equipment loan facilities (which, as described below, were repaid in November 2025).

Borrowings under the revolving facility bear interest at a rate equal to one-month Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 3.00%. The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and financial covenants, including a minimum fixed charge coverage ratio and a maximum total leverage ratio.

Covenant Waivers and Amendments

During 2025 and 2024, the Company obtained certain waivers and amendments related to its financial covenants.

As previously disclosed, the Company was not in compliance with certain financial covenants during 2024 and received amendments and waivers from the Lender, including modifications to leverage ratio thresholds and temporary suspension of the fixed charge coverage ratio for a specified period.

As of September 30, 2025, the Company was not in compliance with certain financial covenants under the Credit Agreement. On November 12, 2025, the Company received a written waiver from M&T Bank with respect to those covenant defaults. In connection with the waiver, the Company agreed to:

●	Repay approximately $1.37 million of outstanding term and equipment indebtedness;

●	Reduce the revolving credit commitment from $8.0 million to $7.5 million; and

●	Execute subordination agreements with respect to certain shareholder indebtedness.

No amendment fees were paid to M&T Bank in connection with the November 2025 waiver or the December 2025 amendment; however, the Company paid a prepayment premium of $63,416 in connection with the repayment of term and equipment debt.

Effective December 31, 2025, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement and executed a replacement revolving note reflecting the previously agreed reduction of the revolving credit commitment to $7.5 million. The amendment did not modify the maturity date (November 2026) or the existing financial covenant thresholds applicable for 2026.

As of December 31, 2025, and through the date of this filing, the Company is in compliance with the financial covenants under the Restated Credit Agreement.

Repayment of Term and Equipment Debt; Shareholder Note

On November 12, 2025, the Company repaid in full two term and equipment notes with M&T Bank in the aggregate amount of $1,368,732.49.

To fund this repayment, the Company entered into a subordinated term note with its majority stockholder in the principal amount of $1,268,732.49 (the “Shareholder Note”). The Shareholder Note:

●	Was issued by Syntec Optics Holdings, Inc.;

●	Bears interest at 6.953% per annum;

●	Amortizes over 35 monthly payments;

●	Matures on October 31, 2028, at which time all remaining principal and accrued interest are due; and

●	Is expressly subordinated to the Company’s obligations under the Credit Agreement.

The Company and the majority stockholder entered into a subordination agreement with M&T Bank. The subordination agreement prohibits prepayments of the Shareholder Note and restricts payments to interest only, subject to prior written approval by M&T Bank, which may be granted or withheld in the Lender’s discretion. There are no cross-default provisions between the Shareholder Note and the Credit Agreement.

Outstanding Borrowings and Covenant Status

As of December 31, 2025, the Company had $6,763,863 outstanding under the revolving credit facility.

As of December 31, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

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

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. We have a total of three customers that accounted for 48% for the year ended December 31, 2025. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

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

Tariffs and trade restrictions could materially and adversely affect our business, results of operations, and financial condition.

Changes in U.S. and foreign trade policies have resulted in, and may continue to result in, the imposition of tariffs, import and export restrictions, trade barriers, and other measures that increase the cost of raw materials, components, and finished goods. In 2025, the U.S. administration announced significant tariff increases on imports from various countries. Although the impact of these measures has not been material to date because we have generally been able to pass increased costs on to customers, there can be no assurance that we will be able to continue to do so in the future.

On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, invalidating certain tariffs previously imposed under that authority. However, tariffs imposed pursuant to other statutory authorities, including Sections 301 and 232 of the Trade Act, remain in effect. In addition, the U.S. administration has announced new tariff measures under alternative legal authorities, including a temporary import surcharge under Section 122 of the Trade Act, which is subject to statutory duration limits and may be extended only through congressional action.

Trade policy remains highly dynamic and uncertain, and additional tariffs, quotas, import restrictions, retaliatory trade measures, or other barriers could be imposed by the United States or foreign governments at any time. If we are unable to offset the effects of such measures through pricing actions, sourcing changes, operational efficiencies, or other mitigation strategies, our costs could increase and our supply chain could be disrupted. As a result, our sales, gross margins, profitability, and operating results could be materially adversely affected.

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

As of December 31, 2025, we had approximately $9.4 million in outstanding indebtedness. We may be unable to repay our indebtedness when due, or we may be unable to refinance our indebtedness on acceptable terms or at all. The incurrence of additional debt could adversely impact our business, including limiting our operational flexibility by:

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

Syntec Optics is a “controlled company” as defined under the Nasdaq rules because Mr. Kapoor, chairman of the Syntec Optics Board, owns more than 50% of the total voting power of all issued and outstanding Syntec Optics Class A Shares, and therefore, as long as Syntec Optics remains a controlled company under that definition, it is permitted to elect to rely, and may rely, on certain exemptions from Nasdaq corporate governance rules.

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

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of Syntec Optics’ financial statements and reports, which would likely have an adverse effect on the market price of Syntec Optics’ common stock. In addition, Syntec Optics could be subject to sanctions, inquiries, or other actions by Nasdaq, the SEC, and other regulatory authorities.

If we fail to maintain compliance with Nasdaq listing requirements, our securities could be delisted.

Syntec Optics’ common stock and warrants are listed on The Nasdaq Stock Market. Nasdaq listing standards require us to satisfy certain corporate governance and financial and liquidity criteria and to file periodic reports with the SEC in a timely manner. In 2025, we received notices from Nasdaq related to our failure to timely file periodic reports and related inquiries regarding certain current report filings. Although we submitted a compliance plan that was accepted by Nasdaq, we cannot assure you that we will remain in compliance with Nasdaq’s continued listing requirements in the future. If Nasdaq delists our securities, we could face significantly reduced liquidity and trading volume, increased volatility, a loss of analyst coverage, reduced ability to access capital markets on acceptable terms (or at all), and a decline in the market price of our securities. Delisting could also trigger defaults or other adverse consequences under certain agreements, increase the costs and burdens of regulatory compliance, and impair our ability to attract and retain employees and business partners.

Insiders will have substantial influence over Syntec Optics, which could limit your ability to affect the outcome of key transactions, including a change of control.

The beneficial ownership of Common Stock is based on 36,920,226 shares of Common Stock issued and outstanding. Mr. Kapoor owns 30,631,090 shares of Common Stock, representing 83% of the shares issued and outstanding.

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

The CFO, in coordination with the Information Security Governance Committee, is responsible for leading the assessment and management of cybersecurity risks. The CFO provides the Board of Directors as part of the Information Security Governance Committee’s updates discussed above and regularly communicates with the other members of the Information Security Governance Committee and senior management regarding cybersecurity risks.

Item 2. Properties

Our corporate headquarters is located at 515 Lee RD., Rochester, New York 14606 in an approximately 90,000 square foot manufacturing facility. This facility is leased from ELR Associates, LLC, a fully consolidated variable interest entity of Syntec Optics Holdings Inc. The lease for this building was entered into on July 23, 2015 for a 10 year period and has provisions for two extensions of 5 years each. The Company has exercised the first extension (to July 2030), and we have the option to extend for an additional five-year term. We believe we will be able to obtain additional space, if necessary, on commercially reasonable terms. The current rent is $29,050 payable monthly.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “OPTX” and our public warrants are currently listed on the Nasdaq Capital Market under the symbol “OPTXW”. At December 31, 2025, there were approximately 301 holders of record of our common stock and 137 holders of record of our public warrants. As of March 23, 2026, there were approximately 301 holders of record of our common stock and 137 holders of record of our public warrants.

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

In the last three years Syntec Optics launched low weight night vision optics and hybrid light-weight magnifiers and thermal clips in the defense end market. Syntec Optics also announced biomedical mirrors for sensing in the medical end market. Rounding out new product launches, in the communication end market, Syntec Optics launched microlens arrays and low earth satellite optics.

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

Supply

We currently rely on strategically selected electronics, highly engineered polymers and aluminum manufacturers primarily located in the United States to manufacture our highly specialized optic and photonics enabled components and sub-components, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our Unites States based suppliers, is reflected in our ability to) increase our purchase order volumes (qualifying us for related volume-based discounts), and ordering and receiving delivery of raw materials in anticipation of required demand, which has helped us moderate supply-related costs associated with inflation and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to increase our inventory of key raw materials. In connection with these stockpiling activities, we experienced an increase in prepaid inventory compared to prior periods as suppliers required upfront deposits in response to supply chain disruptions.

As a result of the active steps we have taken to manage our inventory levels, we have not been subject to the shortages or price impacts that have been present for manufacturers of optic and photonic enabled components or sub-components.

Product and Customer Mix

Our sales consist of highly specialized optic and photonic enabled components and sub-components. These products are sold to different customer types (e.g., OEMs and Tier 1 manufacturers) and at different prices and involve varying levels of costs. In any particular period, changes in the mix and volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold. The price of our products may also increase as a result of increases in the cost of components due to inflation, labor and raw materials. Three customers accounted for 48% of revenues for the year ended December 31, 2025. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers have a broad product purchase mix across various departments of Syntec Optics. Syntec Optics supplies several mission critical components and sub-components to these customers that are not tied to a single application, customer initiative, or purchase order. We expect sales to increase as we further advance our full-system design expertise and product offerings and customers increasingly demand more sophisticated systems, rather than drop-in replacements. In addition to the impacts attributable to the general sales mix across our products, our results of operations are impacted by the relative margins of products sold. As we continue to introduce new products at varying price points, our overall gross margin may vary from period to period as a result of changes in product and customer mix.

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

Results of Operations

Comparisons for the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024. This data should be read together with our financial statements and related notes included elsewhere in this Annual Report, and is qualified in its entirety by reference to such financial statements and related notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	% of Net Sales	2024	% of Net Sales

Net Sales	$28,083,985	100%	$28,449,941	100%
Cost of Goods Sold	21,554,285	77%	22,747,615	80%
Gross Profit	6,529,700	23%	5,702,326	20%
General and Administrative Expenses	7,047,300	25%	8,278,720	29%
Loss from Operations	(517,600)	-2%	(2,576,394)	-9%
Other (Expense) Income
Other (Expense) Income	(39,875)	0%	346,835	1%
Interest Expense, Including Amortization of Debt Issuance Costs	(795,810)	-3%	(764,934)	-3%
Total Other Expense	(835,685)	-3%	(418,099)	-1%
Loss Before Benefit From Provision for Income Taxes	(1,353,285)	-5%	(2,994,493)	-11%
Provision for (Benefit From) Income Taxes	439,942	2%	(514,832)	-2%
Net Loss	$(1,793,227)	-6%	$(2,479,661)	-10%

Net Sales

Net sales decreased by $0.4 million, or 1.3% to $28.1 million for the year ended December 31, 2025, as compared to $28.5 million for the year ended December 31, 2024. Increases in Consumer industry $1.1 million, Defense industry $0.3 million, and Medical industry $1.1 million were offset by a $2.9 million decrease in the communications industry.

Cost of Goods Sold

Cost of goods sold decreased by $1.2 million, or 5%, to $21.5 million for the year ended December 31, 2025, as compared to $22.7 million for the year ended December 31, 2024. This decrease was primarily due to reduction in use of subcontractors ($0.8 million), reduction in repairs and maintenance ($0.1 million), materials decrease ($0.5 million) partially offset by increases in utilities ($0.2 million).

Gross Profit

Gross profit increased by $0.8 million, or 15%, to $6.5 million for the year ended December 31, 2025, as compared to $5.7 million for the year ended December 31, 2024. This increase was primarily due to a decrease in cost of goods sold, partially offset by a $0.4 million decrease in sales.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.3 million, or 15%, to $7.0 million for the year ended December 31, 2025, as compared to $8.3 million for the year ended December 31, 2024. This decrease was primarily due to decreases in wages and commissions ($0.6 million), decreases in R&D ($0.4 million), decrease in business insurance ($0.2 million), and other cumulative changes of ($0.1 million).

Total Other Expenses

Other expenses increased by $0.4 million, to $0.8 million for the year ended December 31, 2025, as compared to other expense of $0.4 million for the year ended December 31, 2024. There was a gain from the sale of machinery and equipment in 2024 of $0.3 million, which did not exist in 2025.

Income Tax Expense (Benefit from)

Income tax benefit decreased by $1.0 million, to a provision of $0.4 million for the year ended December 31, 2025, as compared to a benefit of $0.5 million for the year ended December 31, 2024, primarily due to reduction of valuation. Refer to Note 9, Income Taxes, for a detailed calculation and explanation for the reduction.

Net Loss

Net Loss decreased by $0.7 million to $1.8 million for the year ended December 31, 2025, as compared to $2.5 million for the year ended December 31, 2024. This change was primarily due to a decrease in sales of $0.4 million, an decrease in cost of goods sold of $1.2 million, a decrease in general and administrative expenses of $1.2 million, an increase in other expenses of $0.4 million, and a decrease in benefit from provision for income taxes of $1.0 million.

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

The table below presents our adjusted EBITDA, reconciled to net income for the years ended December 31, 2025 and 2024.

The table below presents our adjusted EBITDA, reconciled to net income for the periods indicated.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Net Loss	$(1,793,227)	$(2,479,661)
Stock-Based Compensation Expense BOD (1)	300,000	450,000
Depreciation & Amortization	2,613,229	2,765,713
Amortization of Debt Issuance Costs	15,501	9,222
Interest Expenses	756,519	738,010
Taxes	439,942	(514,832)
Non-Recurring Items

Executive Transition (2)	579,161	379,389
Nonrecurring Banking Fees (3)	63,416
Nonrecurring professional Fees (4)		174,500
Technology Start-up Costs (5)		344,496
Optical Molding Evaluation Expenses (6)		201,908
Glass Molding Evaluation Expenses (6)		130,196
One-time Contract exit costs	21,063
Non-recurring property damage	21,261

Adjusted EBITDA	$3,016,865	$2,198,941

In the years ended December 31, 2025 and 2024:

(1)	Stock-based compensation was issued to independent Board members.
(2)	A succession plan was required for the transition of the CEO at 2024 year-end.
(3)	Prepayment fees related to early payment of loans.
(4)	In 2024, Syntec recorded professional and transaction filing fees, as well as management fees and expenses related to its IPO filing with NASDAQ in November 2023. This includes audit and regulation fees.
(5)	Unique technology costs relate to digital imaging, as well as delivery of innovative solutions for distribution of new products to customers that we provided in the year ended December 31,2024.
(6)	Optical and glass molding for special products produced on-demand production for key partners requiring components using ultra-precision glass pressing.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are cash generated from operations and borrowings under its revolving credit facility with M&T Bank. The Company uses cash to fund working capital requirements, capital expenditures, and debt service obligations.

As of December 31, 2025, the Company had $6,763,863 outstanding under its $7.5 million revolving credit facility, providing approximately $736,000 of remaining availability, subject to borrowing base and covenant compliance requirements.

The revolving credit facility matures in November 2026.

Covenant Compliance and Amendments

During 2024 and 2025, the Company experienced periods of non-compliance with certain financial covenants under its Credit Agreement. The Company worked constructively with its lender and obtained amendments and waivers, including a written waiver dated November 12, 2025 related to covenant defaults as of September 30, 2025.

In connection with the November 2025 waiver, the Company:

●	Repaid approximately $1.37 million of term and equipment debt;

●	Reduced the revolving commitment from $8.0 million to $7.5 million; and

●	Executed subordination agreements with respect to shareholder indebtedness.

Effective December 31, 2025, the Company entered into a Second Amendment to its Credit Agreement reflecting the reduced commitment. The amendment did not modify the maturity date or covenant thresholds applicable for 2026.

As of December 31, 2025, and through the date of this filing, the Company was in compliance with all financial covenants under its Credit Agreement. Management expects to remain in compliance with the terms of the Credit Agreement for the foreseeable future.

Shareholder Financing

To facilitate repayment of term and equipment debt, the Company entered into a subordinated term note with its majority stockholder in the principal amount of $1,268,732.49. The note matures on October 31, 2028 and is subordinated to the Company’s obligations under its Credit Agreement.

The subordination agreement restricts prepayments and limits interest payments without lender consent, thereby preserving liquidity within the Company.

Capital Requirements

The Company expects that cash generated from operations together with availability under its revolving credit facility will be sufficient to fund operations, working capital needs, and contractual obligations for at least the next twelve months.

Cash Flow — Year ended December 31, 2025 and 2024

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Net Cash Provided By (Used In) Operating Activities	$672,635	$(942,830)
Net Cash Used in Investing Activities	(644,292)	(930,866)
Net Cash (Used In) Provided By Financing Activities	(268,263)	314,238

Net Decrease in Cash	(239,920)	(1,559,458)

Cash - Beginning	598,787	2,158,245

Cash - Ending	$358,867	$598,787

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$756,519	$738,010

Cash Paid for Taxes	$-	$568,143

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$527,219	$198,584
Issuance of finance lease for acquisition of equipment	$-	$2,160,070
De-recognition of PPE and Intangible Asset transaction	$-	$560,000

Operating Activities

Net cash provided by operating activities was $0.7 million for the year ended December 31, 2025, as compared to net used in operating activities of $0.9 million for the year ended December 31, 2024.

The primary drivers for the year-over-year change include an improvement in net loss of $0.7 million and additional funds provided of $0.9 million in balance sheet accounts including: accounts payable, accrued expense, and changes in prepaid expenses of $0.8 million, changes in federal tax payable of $0.6 million, changes in deferred income tax of $1.0 million, changes in inventory of $0.3 million, and changes from prior year gain on asset disposal of $0.3 million, partially offset by changes in accounts receivable of $(1.7) million, and other smaller changes of $(0.4) million.

Investing Activities

Net cash used in investing activities was $0.6 million for the year ended December 31, 2025, as compared to $0.9 million for the year ended December 31, 2024. The net cash used in investing activities decreased primarily due to a decrease in capital expenditures of $0.6 million in 2025 compared to 2024, and proceeds from sale of equipment of $0.3 million 2024, with no such sale of equipment talking place in 2025.

Financing Activities

Net cash used in financing activities was $0.3 million for the year ended December 31, 2025. Net cash provided by financing activities was $0.3 million for the year ended December 31, 2024.

The primary drivers for the year-over-year change include an increase in borrowings of debt obligations of $0.2 million, an increase in net borrowings on Line of credit of $0.8 million, offset by an increase in repayments on debt obligations of $1.3 million, an increase in repayment of finance lease obligations of $0.2 million.

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

Inventories, which consist of raw materials, work in process and finished goods, are stated at the lower of cost (weighted average) or net realizable value, net of reserves for obsolete inventory. We continually analyze our slow moving and excess inventories. Based on historical and projected sales volumes and anticipated selling prices, we established reserves. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates its estimate of future demand. Products that are determined to be obsolete are written down to net realizable value. As of December 31, 2025, our reserve was approximately $0.6 million compared to $0.5 million as of December 31, 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual period ended December 31, 2025 and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. On January 1, 2025, the Company adopted the provisions of ASU 2023-09 on a prospective basis, and the required disclosures have been included in this Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements included in this Annual Report on Form 10-K but did result in additional disclosures in the income tax footnote.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with updates to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope of interim reporting and improves the structure of required interim disclosures. The ASU specifies the form and content of interim financial statements, provides a comprehensive list of required interim disclosures, and introduces a disclosure principle requiring entities to describe material events occurring after the most recent annual reporting period. The ASU does not change the fundamental nature or extent of current interim reporting requirements.

ASU 2025-11 is effective for public business entities for interim periods within fiscal years beginning after December 15, 2027, and for all other entities after December 15, 2028, with early adoption permitted. The amendments in this update are to be applied prospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had approximately $6.8 million of outstanding variable rate debt as of December 31, 2025. A 100 basis point increase in interest rates at December 31, 2025 would increase our annual pre-tax interest expense by approximately $0.068 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements as of and for the years ended December 31, 2025 and 2024, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

1.	We lack documentation of formal internal control process and controls including lack of review of journal entries and segregation of duties.

2.	We lack timely reconciliation controls in the areas of accounts payable, accrued legal expenses, and provision for income taxes.
3.	We lack controls related to identification and disclosure of related party transactions.
4.	We lack controls related to evaluation of non-routine transactions including financial instruments.
5.	We lack the necessary information technology (“IT”) general controls infrastructure in the areas of user access and program change-management due to insufficient documentation and training, and inadequate IT risk assessment process. Additionally, we lack controls around the review of SOC-1 reports and lack of cyber security related controls.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Director Resignation: On March 21, 2025, a member of the Board of Directors of Syntec Optics Holdings, Inc. (the “Company”) submitted his resignation from the Board. The resignation was due to a disagreement with the Company regarding matters relating to the Company’s operations, policies and practices. The Board accepted the resignation on March 25, 2025.

In connection with the resignation, the Company entered into a mutual release agreement with the former director. The cost associated with this agreement was accrued in the Company’s financial statements for the year ended December 31, 2024 in the amount of approximately $0.2 million.

Other information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC.

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

3.	Exhibits

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated as of May 9, by and among OmniLit Acquisition Corp., OmniLit Merger Sub, Inc. and Syntec Optics Group, Inc. (included as Annex A to the proxy statement/prospectus).
3.5	Form of Second Amended and Restated Certificate of Incorporation (to be effective upon consummation of the Merger) (included as Annex B to the proxy statement/prospectus).
3.6	Form of Amended and Restated Bylaws (to be effective upon consummation of the Merger) (included as Annex C to the proxy statement/prospectus).
4.4	Warrant Agreement, dated as of November 8, 2021, between OmniLit Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of OmniLit Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on November 1, 2021).
4.6	Form of Amended and Restated Registration Rights Agreement (to be effective upon consummation of the Merger) (included as Annex D to the proxy statement/prospectus).
10.4	Sponsor Support Agreement, dated as of May 9, 2023, by and among OmniLit Sponsor, LLC, Syntec Optics and OmniLit Sponsor, LLC (included as Annex E to the proxy statement/prospectus).
10.5	OmniLit Combination 2023 Equity Incentive Plan (included as Annex F to the proxy statement/prospectus).
10.6	New Syntec Optics’ Employee Stock Purchase Plan (included as Annex G to the proxy statement/prospectus).
10.7	Form of Indemnity Agreement. (incorporated by reference to Exhibit 10.7 of OmniLit Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on November 1, 2021).
24*	Power of Attorney (included on signature page to the Annual Report on Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Portions of schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, New York, on the 31st day of March, 2026.

SYNTEC OPTICS HOLDINGS, INC.

By:	/s/ Al Kapoor
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dean Rudy
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Al Kapoor	Chairman and Chief Executive Officer	March 31, 2026
Al Kapoor	(Principal Executive Officer)

/s/ Dean Rudy	Chief Financial Officer	March 31, 2026
Dean Rudy	(Principal Financial and Accounting Officer)

/s/ Walter A. Bishop	Director	March 31, 2026
Walter A. Bishop

/s/ Albert A. Manzone	Director	March 31, 2026
Albert A. Manzone

/s/ Brent D. Rosenthal	Director	March 31, 2026
Brent D. Rosenthal

Item 8. Financial Statements and Supplemental Data

SYNTEC OPTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Syntec Optics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Syntec Optics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Houston, Texas

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Syntec Optics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Syntec Optics Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2023 through 2025.

Houston, Texas

October 3, 2025

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS
Current Assets
Cash	$358,867	$598,787
Accounts Receivable, Net	6,241,768	5,739,205
Inventory	7,884,943	6,953,278
Prepaid Expenses and Other Assets	655,827	596,589
Income Tax Receivable	-	9,794

Total Current Assets	15,141,405	13,897,653

Property and Equipment, Net	9,172,703	11,668,859

Deferred Tax Asset	-	439,942

Total Assets	$24,314,108	$26,006,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,691,748	$2,706,392
Accrued Expenses	683,397	814,600
Federal Income Tax Payable	169,582	-
Deferred Revenue	66,420	36,512
Line of Credit	6,763,863	6,263,863
Current Maturities of Debt Obligations	93,358	467,742
Current Maturities of Debt Obligations - Related Party	406,495	-
Current Maturities of Finance Lease Obligations	354,499	284,002

Total Current Liabilities	11,229,362	10,573,111

Long-Term Liabilities
Long-Term Debt Obligations	860,548	2,614,812
Long-Term Debt Obligations - Related Party	1,268,732	-
Long-Term Finance Lease Obligations	1,414,611	1,784,449

Total Long-Term Liabilities	3,543,891	4,399,261

Total Liabilities	14,773,253	14,972,372

Commitments and Contingencies

Stockholders’ Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,920,226 issued and outstanding as of December 31, 2025; 36,688,266 issued and outstanding as of December 31, 2024	3,692	3,669
Additional Paid-In Capital	2,677,181	2,377,204
Retained Earnings	6,859,982	8,653,209

Total Stockholders’ Equity	9,540,855	11,034,082

Total Liabilities and Stockholders’ Equity	$24,314,108	$26,006,454

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

Net Sales	$28,083,985	$28,449,941

Cost of Goods Sold	21,554,285	22,747,615

Gross Profit	6,529,700	5,702,326

General and Administrative Expenses	7,047,300	8,278,720

Loss from Operations	(517,600)	(2,576,394)

Other (Expense) Income
Other (Expense) Income	(39,875)	346,835
Interest Expense, Including Amortization of Debt Issuance Costs	(795,810)	(764,934)
Total Other Expense	(835,685)	(418,099)

Loss Before Provision for (Benefit) Income Taxes	(1,353,285)	(2,994,493)

Provision (Benefit) for Income Taxes	439,942	(514,832)

Net Loss	$(1,793,227)	$(2,479,661)

Net Loss per Common Share
Basic and diluted	$(0.05)	$(0.07)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,920,226	36,688,266

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2023	36,688,266	$3,669	$1,927,204	$11,132,870	$13,063,743

Stock-Based Compensation	-	-	450,000	-	450,000

Net Loss	-	-	-	(2,479,661)	(2,479,661)

Balances, December 31, 2024	36,688,266	3,669	2,377,204	8,653,209	11,034,082

Stock-Based Compensation	231,960	23	299,977	-	300,000

Net Loss	-	-	-	(1,793,227)	(1,793,227)

Balances, December 31, 2025	36,920,226	$3,692	$2,677,181	$6,859,982	$9,540,855

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Cash Flows From Operating Activities
Net Loss	$(1,793,227)	$(2,479,661)
Adjustments to Reconcile Loss to Net Cash (Used In)
Provided By Operating Activities:
Depreciation and Amortization	2,613,229	2,765,713
Amortization of Debt Issuance Costs	15,501	15,057
Stock-Based Compensation	300,000	450,000
Gain on Disposal of Property and Equipment	-	(309,000)
Change in Allowance for Expected Credit Losses	15,869	(121,767)
Change in Reserve for Obsolescence	80,667	186,285
Deferred Income Taxes	439,942	(514,832)
(Increase) Decrease in:
Accounts Receivable	(518,432)	1,182,626
Inventory	(1,012,332)	(1,305,454)
Prepaid Expenses and Other Assets	(59,238)	(237,146)
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	381,372	(231,163)
Federal Income Tax Payable	179,376	(380,000)
Deferred Revenue	29,908	36,512
Net Cash Provided By (Used In) Operating Activities	672,635	(942,830)

Cash Flows From Investing Activities
Purchases of Property and Equipment	(644,292)	(1,239,866)
Proceeds from Disposal of Property and Equipment	-	309,000

Net Cash Used in Investing Activities	(644,292)	(930,866)

Cash Flows From Financing Activities
Borrowing on Line of Credit, Net	500,000	(273,729)
Borrowing on Debt Obligations	-	1,100,388
Borrowing on Debt Obligations - Related Parties	1,268,732	-
Repayments on Debt Obligations	(1,737,654)	(420,802)
Repayments on Finance Lease Obligations	(299,341)	(91,619)

Net Cash (Used In) Provided By Financing Activities	(268,263)	314,238

Net Decrease in Cash	(239,920)	(1,559,458)

Cash - Beginning	598,787	2,158,245

Cash - Ending	$358,867	$598,787

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$756,519	$738,010

Cash Paid for Taxes	$-	$568,143

Supplemental Disclosures of Non-Cash Investing Activities:

(Decrease) Increase in Assets Acquired and Included in AP	$527,219	$198,584
Issuance of finance lease for acquisition of equipment		$2,160,070

De-recognition of PPE and Intangible Asset transaction	$-	$560,000

See Notes to Consolidated Financial Statements.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The consolidated financial statements also include the accounts of ELR Associates, LLC (“ELR”), a variable interest entity (VIE) wherein the Company is the primary beneficiary. Syntec Optic’s variable interest in ELR is the result of providing a guaranty of payment for ELR’s mortgage on the manufacturing facility used exclusively by Syntec Optics.

The consolidated financial statements include the financial position and result of operations of ELR, consisting principally of cash and cash equivalents, other assets and property and equipment of $2.5 million and $2.3 million and total liabilities consisting of current liabilities and long-term debt of $1.4 million and $1.8 million as of December 31, 2025 and 2024, respectively. ELR had net income of $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there are no VIE assets to settle, only the VIE’s obligations, and no liabilities with recourse to VIE’s creditors.

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

DECEMBER 31, 2025 AND 2024

Note 1 Nature of Business and Significant Accounting Policies - Continued

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that they are not exposed to any significant credit risk on cash. The Company also routinely assesses the financial strength of their customers and, consequently, believes that its accounts receivable credit risk exposure is limited. On December 31, 2025 and 2024 there were amounts due from three customers that totaled approximately 59% and 54% respectively, of accounts receivable. The outstanding accounts receivable due from these customers at December 31, 2025 and 2024 were approximately $3.7 million and $3.2 million respectively.

Accounts Receivable

The Company grants credit to substantially all customers and carries its accounts receivable at original invoice, net of an allowance for expected credit losses. On a periodic basis, management evaluates accounts receivable and adjusts the allowance for expected credit losses. The allowance at December 31, 2025 and 2024 amounted to approximately $133 thousand and $117 thousand, respectively. The Company had no significant write offs in the current or prior year. The Company evaluates the receivables by portfolio segment including the general receivables and those identified for separate treatment. Losses on general receivables are estimated at historical losses amounting to 0.03% for under 30 days, 0.05% for 30-60 days, 1.03% for 60-90 days, and 3.0% for over 90 days aged. Balances identified for special treatment are evaluated individually.

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

Long-Lived Assets

Long-lived assets, including property and equipment, are stated at cost. The Company reviews its long-lived assets, including right of use assets, for possible impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances are present, the carrying value of the asset is compared to the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the years ended December 31, 2025 and 2024, no impairment charges were recorded.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Research and Development

The Company expenses research and development costs as incurred in accordance with ASC 730. Research and development costs are primarily comprised of engineering labor, prototype materials, and third-party consulting and testing services, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and development expense totaled approximately $0.6 M and $1.0 M for the years ended December 31, 2025 and 2024, respectively.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2025 and 2024 were approximately $148 thousand and $229 thousand, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company does not have any material unrecognized tax benefit as of December 31, 2025 or 2024. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties. The Company files U.S. federal tax returns and tax returns in various states.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company did not have any dilutive shares for the years ended December 31, 2025 and 2024.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual period ended December 31, 2025 and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. On January 1, 2025, the Company adopted the provisions of ASU 2023-09 on a prospective basis, and the required disclosures have been included in this Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements included in this Annual Report on Form 10-K but did result in additional disclosures in the income tax footnote.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 1 Nature of Business and Significant Accounting Policies - Continued

Recent Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods with updates to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope of interim reporting and improves the structure of required interim disclosures. The ASU specifies the form and content of interim financial statements, provides a comprehensive list of required interim disclosures, and introduces a disclosure principle requiring entities to describe material events occurring after the most recent annual reporting period. The ASU does not change the fundamental nature or extent of current interim reporting requirements.

ASU 2025-11 is effective for public business entities for interim periods within fiscal years beginning after December 15, 2027, and for all other entities after December 15, 2028, with early adoption permitted. The amendments in this update are to be applied prospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

DECEMBER 31, 2025 AND 2024

Note 2 Revenue Recognition – Continued

Transaction Price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration. The Company’s contracts do not include variable consideration.

Contract Balances

The timing of revenue recognition generally aligns with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. The balance in accounts receivable at December 31, 2025 and 2024 was $6.2 million and $5.7 million respectively. Deferred revenue is recognized on the consolidated balance sheets when cash payments are received in advance of the Company satisfying its performance obligation. Deferred revenue is recognized as revenue on the consolidated statements of operations when the Company satisfies its performance obligation to the customer. Balances in deferred revenue at December 31, 2025 and 2024 were $0.07 million - and $0.04 million , respectively.

Costs to Obtain a Contract

The Company did not incur costs of obtaining contracts expected to benefit longer than one year. As a result, there are no capitalized contract acquisition costs as of December 31, 2025 or 2024.

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

Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies as outlined above for the years ended December 31:

	2025	2024

Products	$27,437,210	$27,663,086
Custom Tooling	303,558	536,668
Non-Recurring Engineering	343,217	250,187

Total	$28,083,985	$28,449,941

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the years ended December 31:

	2025	2024

Communication	$5,178,703	$8,036,808
Consumer	5,714,682	4,655,954
Defense	6,833,740	6,507,553
Medical	10,356,860	9,249,626

Total	$28,083,985	$28,449,941

The Company has one significant customer located in the UK (outside of the US). Sales for this UK customer amounted to $5.6 million in 2025 and $4.9 million in 2024. No other significant sales were outside of the US.

Note 3 – Warrants and Earnout

Warrants

As part of the reverse capitalization transaction related to the merger, the Company issued public warrants. Refer to Note 12 for a further description of the warrants.

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

DECEMBER 31, 2025 AND 2024

Note 3 – Warrants and Earnout – Continued

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

Note 4 Inventory

Inventory consists of the following at December 31:

	2025	2024

Raw Materials	$360,280	$487,405
Work-in-Process	7,956,924	6,815,425
Finished Goods	151,311	153,353
	8,468,515	7,456,183
Less: Reserve for Obsolescence	583,572	502,905

Inventory	$7,884,943	$6,953,278

The Company experienced a significant increase in the Reserve for Obsolescence due to incremental risk in one particular customer which was assessed at a higher rate because of market instability.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 5 Property and Equipment

Property and equipment consists of the following at December 31:

	2025	2024

Machinery and Equipment	$34,541,704	$34,430,556
Building and Leasehold Improvements	5,483,616	5,483,616
Land	130,000	130,000
Office Furniture and Equipment	2,295,748	2,295,749
Tooling	169,307	163,381
Vehicles	24,059	24,059
	42,644,434	42,527,361
Less: Accumulated Depreciation	33,471,731	30,858,502

Property and Equipment, Net	$9,172,703	$11,668,859

Depreciation expenses were approximately $2,766,000 and $2,769,000 for the years ended December 31, 2025 and 2024, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 6 Revolving Credit Facility – M&T Bank

On November 8, 2023, Syntec Optics Holdings, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with M&T Bank to refinance prior indebtedness. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) and previously provided for term and equipment loan facilities.

As of December 31, 2025 and 2024, the Revolving Facility has a maximum commitment of $7.5 million and $8.0 million, respectively, and matures in November 2026. Borrowings bear interest at a rate equal to one-month Secured Overnight Financing Rate (“SOFR”) plus a margin of 3.00%, for both periods. Interest is payable monthly.

As of December 31, 2025 and December 31, 2024, outstanding borrowings under the Revolving Facility were $6,763,863 and $6,263,863, respectively. The weighted average interest rate on outstanding borrowings at December 31, 2025 was approximately consistent with market SOFR plus the contractual margin.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum fixed charge coverage ratio and a maximum total leverage ratio.

During 2024 and 2025, the Company obtained certain amendments and waivers related to financial covenant compliance. On November 12, 2025, the Company received a written waiver from M&T Bank with respect to certain covenant defaults as of September 30, 2025. In connection with the waiver, the Company agreed to:

●	Repay approximately $1.37 million of outstanding term and equipment indebtedness;

●	Reduce the revolving commitment from $8.0 million to $7.5 million; and

●	Execute subordination agreements with respect to shareholder indebtedness.

The Company paid a prepayment premium of $63,416 in connection with the repayment of term and equipment debt. No amendment fees were paid to the lender in November or December 2025. See further discussion of this debt in Note 7.

Effective December 31, 2025, the Company entered into a Second Amendment to the Credit Agreement and executed a replacement revolving note reflecting the reduced commitment. The amendment did not modify the November 2026 maturity date or the applicable covenant thresholds for 2026.

As of December 31, 2025, and through the date of this filing, the Company was in compliance with all financial covenants under the Credit Agreement.

The Revolving Facility is classified as a current liability as of December 31, 2025 due to its November 2026 contractual maturity.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 7 Long-Term Debt

On November 12, 2025, the Company repaid in full two term and equipment notes with M&T Bank in the aggregate amount of $1,368,732. Following repayment, no balances remained outstanding under these facilities at December 31, 2025.

Subordinated Shareholder Note

On November 12, 2025, in connection with the repayment of term and equipment debt, the Company entered into a subordinated term note (the “Shareholder Note”) with its majority stockholder in the principal amount of $1,268,732.

The Shareholder Note:

●	Bears interest at 6.953% per annum;

●	Amortizes over 35 monthly payments;

●	Matures on October 31, 2028, at which time all remaining principal and accrued interest are due; and

●	Is expressly subordinated to the Company’s obligations under the Credit Agreement.

Pursuant to a subordination agreement executed with M&T Bank, prepayments of the Shareholder Note are prohibited and payments are limited to interest only, subject to prior written approval by M&T Bank. The lender retains sole discretion regarding approval of such payments.

There are no cross-default provisions between the Shareholder Note and the Credit Agreement.

The Shareholder Note is classified as long-term debt at December 31, 2025, except for the portion contractually due within twelve months, if any.

	2025	2024

The Company entered into a $863,607 mortgage note payable, securitized by the Company’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$799,052	$836,815

The Company entered into a $236,781 term note payable with M&T Bank, requiring monthly principal installments of $3,385, plus interest at a fixed rate of 6.05%. The note matures in March 2029. This note was paid off in November of 2025 as part of a modification to the M&T debt package.	-	205,829

The Company entered into a $1,775,000 term note payable with M&T Bank, requiring monthly principal installments of $34,886 plus interest at a fixed rate of 6.59%. The note matures in November 2028. This note was paid off in November of 2025 as part of a modification to the M&T debt package.	-	1,436,662

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	616,440	668,006

The Company entered into a $1,268,732 Stockholder Loan, The proceeds of which were applied to pay down the M&T term notes above. The note is subject to an M&T Bank subordination agreement which may limit any repayments. The note amortization calls for monthly payments of $40,031.03 at 6.95% effective annual rate and matures in 10/31/2028.	1,268,732	-

Total Long-Term Debt	2,684,224	3,147,312

Less: Unamortized Debt Issuance Costs	55,091	64,758

Long-Term Debt, Less Unamortized Debt Issuance Costs	2,629,133	3,082,554

Less: Current Maturities	499,853	467,742

Long-Term Debt	$2,129,280	$2,614,812

At December 31, 2025, the future debt maturities are as follows:

December 31, 2026	$535,615
2027	534,940
2028	489,977
2029	105,275
2030	109,621
Thereafter	908,796
Total	$2,684,224

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 8 Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliate. Under the plan, participants may defer up to 84% of their annual compensation, with Syntec matching 50% of employee contributions not to exceed 6% of annual compensation. Total contributions for the Company for the years ended December 31, 2025 and 2024 amounted to $187,159 and $196,198, respectively.

Note 9 Income Taxes

Following is a summary of cash paid for income taxes, net of refunds:

	2025	2024
Federal	$(169,582)	$-
State	-	-
Foreign	-	-
Total	$(169,582)	$-

Following is a summary of Loss before provision for (benefit) income taxes

	2025	2024
Domestic	$(1,353,285)	$(2,994,493)
Foreign	-	-
Total	$(1,353,285)	$(2,994,493)

Following is a summary of the components giving rise to the income tax benefit for the years ended December 31:

	2025	2024
Current:
Federal	$-	$-
State	-	-
	-	-
Non - current:
Federal	439,942	(514,832)
State
Deferred Tax (Benefit) Provision	439,942	(514,832)

Total	$439,942	$(514,832)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows as of December 31:

	2025	2024
NYS Investment Tax Credit	$1,572,262	$1,565,784
MA R&D Credit	740,871	684,621
Lease Liability	406,638	434,052
Allowance for Current Expected Credit Losses	30,576	24,602
Net Operating Loss	461,055	241,766
Amortized Startup Costs	406,546	400,371
Amortization on Intangibles	766	700
Section 174 Capitalization	796,843	1,032,715
Inventory Reserve	134,137	105,610
Accrued Vacation	-	15,003
Business Interest Limitation	341,686	134,976
Valuation Allowance	(3,188,611)	(2,250,405)
Deferred Tax Assets	1,702,769	2,389,795

Deferred Tax Liabilities:
Right of Use Asset	(435,764)	(456,550)
Depreciation	(1,267,005)	(1,493,303)
Deferred Tax Liabilities:	(1,702,769)	(1,949,853)
Deferred Tax Assets (Liabilities), Net	-	439,942

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows for the year ended December 31:

	2025

U.S. federal statutory tax rate	$(284,263)	21.00%

State income taxes, net of federal benefit	$-	0.00%
Foreign income taxes	$-	0.00%
Effects of cross-border tax laws	$-	0.00%
Tax credits	$-	0.00%
Change in valuation allowance	$723,235	(53.43)%
Nontaxable or nondeductible items
Federal Special Deductions	$21,888	(1.62)%
Pass through entity - ELR	$(44,924)	3.32%
Meals and Entertainment	$2,521	(0.19)%
Other Adjustments
Interest expense true up	$14,930	(1.10)%
Net operating loss true up	$6,555	(0.48)%
Total income tax provision (benefit)	$439,942	(32.50)%

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, effective January 1, 2025 on a prospective basis. Accordingly, prior period disclosures have not been adjusted.

2024

Statutory Income Tax Rate	21.00%

Federal Special Deductions	(0.68)%
State Tax Credits	7.33%
Change in Valuation Allowance	(7.33)%
Pass Through Entity	(2.91)%
Other, Net	(0.18)%
Effective Tax Rate	17.23%

The tax returns of the Company are open for three years from the date of filing. At the report date, the statute of limitations for federal and state tax returns are open for the Company for 2024, 2023, and 2022.

The Company has federal and state net operating loss carryforwards totaling approximately $2.765 million at December 31, 2025. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has evaluated and concluded that section 382 was not triggered.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Significant judgment is required in determining the realizability of the Company’s deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered its history of cumulative operating results for income tax purposes over the past several years in each of the tax jurisdictions which it operates, its recent financial performance, statutory carry forward periods and tax planning alternatives. In addition, the Company considered both its near-term and long-term financial outlook. After considering all available evidence (both positive and negative), the Company concluded that recognition of a valuation allowance was required in the amount of $3,188,611 and $2,250,405 at December 31, 2025 and 2024, respectively.

New York state corporate tax reform has resulted in the reduction of the business income base rate for qualified manufacturers in New York State to 0% beginning in 2014 for Syntec. At December 31, 2025, the Company has $1,572,262 of New York State investment tax credit carryforwards, expiring in various years through 2037. The credits cannot be utilized unless the New York state tax rate is no longer 0%, and as such, the Company has recorded a valuation allowance against the full amount of these credit carryforwards (net of the federal benefit). In addition, the Company has approximately $740,871 of Massachusetts State Research and Development credit carryforwards, expiring in various years through 2037 that the Company has recorded a valuation allowance against.

Evaluation of Remaining Deferred Tax Assets

After consideration of valuation allowances recorded against certain state tax credits, the Company had a net deferred tax asset of approximately $0.9 million as of December 31, 2025. Management evaluated the realizability of these remaining deferred tax assets by assessing all available positive and negative evidence in accordance with ASC 740.

The Company’s assessment included analysis of recent operating results and projections of future taxable income. Results in 2024 and 2025 were adversely affected by management restructuring, severance, experimental R&D, and other onetime costs. Recent trends show that operating performance has stabilized and profitability is projected to improve beginning in 2026. However, the 2024 and 2025 performance remains as strong negative evidence due to the measurable nature of the results. Forecasted future earnings are expected to generate sufficient taxable income to utilize the remaining deferred tax assets.

Additional positive evidence considered in management’s evaluation included sustained improvement in the Company’s market capitalization, strong customer backlog providing revenue visibility, new major defense related customer engagements, and favorable industry conditions supporting future growth. Such additional factors are largely forward-looking in nature and do not rise to the level of objectively verifiable evidence required to overcome the significant negative evidence present.

Legislative and Regulatory Considerations

During 2025, the U.S. government enacted Public Law 119-21 (sometimes referred to as One Big Beautiful Bill) which includes changes to the treatment of research and development expenditures. Due to operating losses incurred in 2024 and 2025, the Company was not able to fully utilize its available research and development deductions or related tax credits, and such unutilized amounts have been reflected in the Company’s income tax provision and deferred tax balances. The Company has incorporated the effects of enacted tax law into its assessment in accordance with ASC 740 and will continue to evaluate the impact of this legislation as further guidance becomes available.

The enactment of Public Law 119-21 does not alter management’s conclusion regarding the realizability of deferred tax assets, as the Company’s recent cumulative losses continue to represent significant negative evidence under ASC 740 that outweighs any potential future benefits associated with such legislation.

While the Company has concluded that a full valuation allowance is required under ASC 740 based on the weight of objectively verifiable negative evidence, this conclusion is driven by the accounting framework’s emphasis on recent cumulative losses and does not reflect management’s expectations regarding the Company’s future operating performance or long-term prospects. Management believes that the actions taken to improve operational efficiency, combined with strong customer demand, backlog visibility, and strategic growth initiatives, position the Company for improved profitability in future periods. Accordingly, the valuation allowance reflects the timing and evidentiary requirements of ASC 740 rather than any deterioration in the underlying fundamentals of the business.

Accordingly, management has determined that it is more-likely-than-not that the Company will not realize its deferred tax assets. As a result, a full valuation allowance has been recorded against the net deferred tax asset as of the reporting date.

This conclusion reflects management’s best estimate based on all available evidence and is based upon the requirements of ASC 740. The analysis and resulting valuation allowance are intended to support audit review under PCAOB standards related to accounting estimates, including the evaluation of significant judgments and the weighting of evidence.

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

The components of operating and finance lease costs are as follows for the years ended December 31:

	2025	2024
Operating lease cost	$-	$-
Finance Lease Cost:
Amortization of assets	328,627	126,343
Interest on liabilities	156,320	66,454

Total lease cost	$484,947	$192,797

There were no variable payments or material short-term rentals for the years ended December 31, 2025 and 2024.

Supplemental cash flow information related to leases are as follows for the years ended December 31:

	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$-
Operating cash flows from finance leases	156,320	66,454
Financing cash flows from finance leases	297,900	95,080

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 10 Leases – Continued

The following table summarizes weighted average remaining lease term and discount rates as of December 31, 2025 and 2024:

	2025	2024
Weighted average remaining lease term (years)
Operating leases	n/a	n/a
Finance leases	4.00	5.00
Weighted average discount rate
Operating leases	n/a	n/a
Finance leases	8.4%	8.4%

Future maturities of our lease liabilities are as follows as of December 31:

2026	$513,525
2027	513,525
2028	513,525
2029	513,524
Thereafter	-
Total Undiscounted Lease Obligations	2,054,099
Less: Imputed Interests	(284,989)

Present Value of Lease Obligations	$1,769,110

Note 11 Related Party Transactions

SWI DISC, Inc. (the “DISC”) is owned by the majority stockholder of the Company. During 2014, the Company entered into a commission agreement with the DISC related to the Company’s foreign sales. Total commissions under the terms of this agreement amounted to $-0- for the years ended December 31, 2025 and 2024.

On November 12, 2025, in connection with the repayment of term and equipment debt, the Company entered into a subordinated term note (the “Shareholder Note”) with its majority stockholder in the principal amount of $1,268,732. See Note 7 above for details of the Shareholder Note.

Note 12 Warrants

In connection with the merger discussed in Note 3, the Company assumed the outstanding public warrants of OLIT.

Each warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants. The Company may elect to redeem the warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 14,107,989 warrants issued and outstanding. The warrants are not precluded from equity classification and are accounted for as such on the date of issuance, and each balance sheet date thereafter. There was no activity of public warrants from the closing date through December 31, 2025.

The measurements of the warrants after the detachment of the warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker OPTXW. For periods subsequent to the detachment of the warrants from the Units, the close price of the warrant price was used as the fair value of the warrants as of each relevant date.

The following tables presents a roll-forward of the Company’s warrants from December 31, 2024 to December 31, 2025:

Common Stock Warrants

Warrants outstanding, December 31, 2024	14,107,989
Warrants exercised	-
Warrants outstanding, December 31, 2025	14,107,989

The following tables presents a roll-forward of the Company’s warrants from December 31, 2023 to December 31, 2024:

Common Stock Warrants

Warrants outstanding, December 31, 2023	-
Assumed in merger	14,107,989
Exercised subsequent to merger	-
Warrants outstanding, December 31, 2024	14,107,989

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 13 Common Stock

The Company is authorized to issue up to 121,000,000 shares of common stock with $0.0001 par value. Common stockholders are entitled to dividends if and when declared by the Board of Directors. As of December 31, 2025 and 2024, there were 36,920,226 and 36,688,266 shares issued and outstanding. No dividends on common stock had been declared by the Company.

As of December 31, 2025 and 2024, the Company had reserved shares of common stock for issuance as follows:

	2025	2024

Common Stock Outstanding	36,920,226	36,688,266
Warrants Outstanding	14,107,989	14,107,989
Contingent Earnout Shares	26,000,000	26,000,000
Performance Based Management Earnout	-	2,000,000
2023 Equity Incentive Plan Available for Future Issuance	2,542,011	2,773,971
Employee Stock Purchase Plan Available for Future Issuance	1,000,000	1,000,000
Total	80,570,226	82,570,226

Note 14 Stock-based Compensation

In connection with the merger, shareholders and board members approved the 2023 Equity Incentive Plan (the “2023 Incentive Plan”). Up to 2,773,971 shares of the Syntec Optics common stock (“Common Stock”) will initially be reserved for issuance under the 2023 Incentive Plan, and additional shares could become available for issuance under the 2023 Incentive Plan.

The Company was obligated to issue up to 2,000,000 shares of common stock (the “Performance-based-Earnout”) to members of the management team of the Company from time to time, to the extent determined by the Board of Directors in its sole discretion, to be issued as restricted stock units or incentive equity grants pursuant to the Incentive Plan. The Performance-based Earnout shares shall be awarded by the Board of Directors based on achieving the following performance thresholds following the Closing: one-half (1/2) at achieving revenue of $75 million and adjusted EBITDA of $22.6 million based on 2024 financial audited statements, and one-half (1/2) at achieving revenue of $196 million and adjusted EBITDA of $50.6 million based on the 2025 financial audit statements. No such awards have been made as of December 31, 2025.

As of December 31, 2025, there were 2,468,073 shares of unissued authorized and available for future awards under the plans. As of December 31, 2024, there were 4,542,011 shares of unissued authorized and available for future awards under the plans.

On January 20, 2026, at the Company’s annual stockholders meeting, the stockholders approved authorizing the grant of restricted stock units (“RSUs”) to the Company’s non-employee directors. As a result, the three non-employee directors were granted a total of $300,000 in RSUs. These RSUs were fully vested upon grant and amounted to a total of 73,938 shares based on a grant date fair value of $4.0575 per share, calculated using the closing price of the preceding four trading days.

In accordance with ASC 718, Compensation—Stock Compensation, the Company determined that the grant date for these awards was January 20, 2026, the date of stockholder approval. The total stock-based compensation expense of $300,000 was recognized in selling, general, and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2025, with a corresponding credit to additional paid-in capital – stock compensation. The impact on cash flows is reflected in the operating section of our cash flow statement. For 2024, the stock-based compensation expense was $450,000, and was recognized in selling, general, and administrative expenses.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 15 Loss Per Common Share

The following table sets forth the information needed to compute basic and diluted loss per common share for the years ended December 31, 2025 and 2024:

	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,793,227)	$(2,479,661)
Basic and diluted net loss per share	$(0.05)	$(0.07)

Denominator
Weighted-average shares outstanding	36,920,226	36,688,266
Diluted Shares	36,920,226	36,688,266

For the years ended December 31, 2025 and 2024, the following warrants, contingent earnout shares, performance based management earnout shares, were excluded from the computation of diluted net loss per common share, as the inclusion would have been anti-dilutive.

	2025	2024
Anti-dilutive shares excluded from net loss per share
Warrants Outstanding	14,107,989	14,107,989
Contingent Earnout Shares	26,000,000	26,000,000
Performance Based Management Earnout	-	2,000,000
Total Anti-dilutive shares excluded from net loss per share	40,107,989	42,107,989

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

Note 17 Significant Customers

For the years ended December 31, 2025 and 2024, the Company generated 42% and 48%, respectively, of revenues from the same three customers in each year. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3,723,079 and $3,188,832, for December 31, 2025 and 2024, respectively.

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

Note 19 Director Departure and Related Compensation Arrangement

On March 21, 2025, a member of the Board of Directors of Syntec Optics Holdings, Inc. (the “Company”) submitted his resignation from the Board. The Board accepted the resignation on March 25, 2025. In connection with the resignation, the Company entered into a mutual release agreement with the former director. The cost associated with this agreement was accrued in the Company’s financial statements for the year ended December 31, 2024 in the amount of approximately $0.2 million.

