Form 10-K/A
period 2025-12-31
SYNTEC OPTICS HOLDINGS, INC.
filed 2026-04-30
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 27, 2026, there were 36,994,164 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.

Auditor Name: CBIZ CPAs P.C.	Auditor Location: Houston, Texas	Auditor Firm ID: 199

EXPLANATORY NOTE

Syntec Optics Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on March 31, 2026 (the “Original Form 10-K”).

The Original Form 10-K incorporated by reference certain information required by Part III from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders. Because the Company has not filed such proxy statement within 120 days after the end of its 2025 fiscal year, this Amendment amends Part III of the Original Form 10-K to include the information required by Items 10 through 14 of Part III.

We are also filing this Amendment amend and restate the Section 302 certifications set forth in Exhibits 31.1 and 31.2, to include paragraph 4(b) referring to internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer, each in their respective capacities as Principal Executive Officer and Principal Financial and Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2). In addition, this Amendment also amends Item 15 of Part IV of the Original Form 10-K to include to add certain additional exhibits.

Except as described above, this Amendment does not amend, update or restate any other information contained in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment does not modify or update the disclosures in the Original Form 10-K to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Form 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Form 10-K.

i

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below, as of the date of this Amendment, are the names of our directors and executive officers, their ages (as of the filing date of this Amendment), their position(s) with the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. The following additionally includes a brief biography of each of our current directors as of the date of this registration statement, based on information furnished to us by each director, with each biography including information regarding their experiences, qualifications, attributes and skills.

Our Board currently consists of three classes and a total of five directors.

Syntec Optics intends to rely on the exemption available to a “controlled company” for the requirement that a majority of Syntec Optics Board must be comprised of independent directors under Nasdaq Rule 5605(b)(1).

Name	Age	Position(s) with the Company
Al Kapoor	58	Chief Executive Officer and Director
Dean Rudy	65	Chief Financial Officer and Director
Wally Bishop	64	Director
Albert A. Manzone	62	Director
Brent Rosenthal	54	Director

Wally Bishop, Director. Wally Bishop, age 64, brings decades of expertise in regulatory compliance, independent financial audits, and corporate governance. He began his career as an audit manager at KPMG in 1985. He served as Chief Administrative Officer at Barclays Bank (NYSE: BSC) from 1995 to 1997. He joined Deutsche Bank (NYSE: DB) in 1997 and retired in 2019 as Chief Operating Officer of Deutsche Bank’s US Bank after over two decades. Mr. Bishop served as a senior advisor to the SPAC Thunder Bridge Capital Acquisition II, which merged with Indie Semiconductor in 2021 (NASDAQ: INDI). Currently, Mr. Bishop serves on the board of directors of Webull Corporation (NASDAQ: BULL). As Chair of the Audit Committee, Mr. Bishop will provide the independent oversight of the independent auditors. Mr. Bishop received his BBA from Baruch College and an MBA from St. John’s University.

Experience and Qualifications:

Wally Bishop brings a wealth of experience in regulatory compliance, financial audits, and corporate governance to the Board of Directors. His career spans over three decades, with significant roles at leading financial institutions.

●	Audit Experience: Bishop’s career began at KPMG, where he honed his skills as an audit manager. This experience has provided him with a deep understanding of financial reporting standards and best practices.

●	Senior Leadership Roles: He has held senior leadership positions at major banks, including Chief Administrative Officer at Barclays Bank and Chief Operating Officer at Deutsche Bank US Bank. These roles have equipped him with valuable insights into the complexities of operating large-scale financial institutions.

●	Board Experience: Bishop’s involvement with Thunder Bridge Capital Acquisition II demonstrates his experience advising on mergers and add-on acquisitions and his ability to contribute to a company’s strategic direction.

Skills and Attributes:

●	Regulatory Expertise: Bishop’s extensive experience in the financial industry has given him a deep understanding of regulatory compliance requirements. His expertise will be invaluable in ensuring the Company complies with all relevant regulations.

●	Financial Acumen: His background in auditing and financial management positions him well to oversee the Company’s financial performance and ensure the accuracy of its financial reporting.

●	Corporate Governance: Bishop’s experience in senior leadership roles has provided him with a strong understanding of corporate governance principles. He will be able to contribute to the development and implementation of effective governance practices.

●	Independent Oversight: As Chair of the Audit Committee, Bishop will provide the independent oversight of independent auditors, ensuring the integrity of the Company’s financial reporting.

Conclusion:

Wally Bishop’s extensive experience, combined with his strong skills in regulatory compliance, financial oversight, and corporate governance, makes him a valuable member to the Board of Directors for this offering. His expertise will be instrumental in guiding the Company’s strategic direction and ensuring its continued success.

Albert A. Manzone, Director. Albert A. Manzone, age 62, brings decades of expertise in strategic vision, operational excellence, M&A, talent development, and compensation planning. Mr. Manzone was at McKinsey and Company from 1993-1997, followed by PepsiCo (NASDAQ: PEP) for over a decade, working on many critical initiatives in the global operations including the acquisition and post close operations integration of Tropicana, Quaker, and Tropicana. Mr. Manzone has held numerous executive leadership roles including President PepsiCo Shelf Stable Juices North America, President, Europe at Oettinger Davidoff AG; President Consumer Health, Southeast Europe, at Novartis (NYSE: NVS); President, Europe at Wm. Wrigley Jr. Company; and CEO of Whole Earth Brands (NASDAQ: FREE) leading a successful turnaround, doubling the company size and successfully taking it public through a NASDAQ listing. Mr. Manzone serves as Director and Member of the Audit Committee on the Perrigo (NYSE: PRGO) Board; Past- President of the Board of the Northwestern Alumni Association; and Director of the Price Albert II of Monaco Foundation for the Environment. He holds a Master of Business Administration from the Kellogg Graduate School of Management at Northwestern University, and a graduate degree in international business from the Sorbonne University.

Experience and Qualifications:

Albert A. Manzone brings a wealth of experience in strategic vision, operational excellence, mergers and add-on acquisitions, talent development, and compensation planning to the Board of Directors. His career spans over two decades, with significant roles at leading global companies.

●	Strategic Consulting: His early career at McKinsey & Company provided him with a strong foundation in strategic consulting and problem-solving.

●	Global Operations: At PepsiCo, Manzone gained extensive experience in global operations, overseeing critical initiatives such as add-on acquisitions and post-merger integrations.

●	Executive Leadership: He has held numerous executive leadership roles, including President of PepsiCo Shelf Stable Beverages North America, President of Europe at Oettinger Davidoff AG, Novartis, and Wm. Wrigley Jr. Company. This experience has equipped him with a deep understanding of business strategy, operational efficiency, and leadership development.

●	Turnaround Expertise: As CEO of Whole Earth Brands, Manzone successfully led a turnaround, doubled the size of the company and took it public through a NASDAQ listing, demonstrating his ability to drive growth and profitability.

Skills and Attributes:

●	Strategic Vision: Manzone’s experience in strategic consulting and executive leadership positions has given him a keen ability to develop and implement effective strategies.

●	Operational Excellence: His track record in global operations and turnaround management demonstrates his commitment to operational efficiency and continuous improvement.

●	M&A Expertise: Manzone’s involvement in numerous mergers and add-on acquisitions positions him well to contribute to the Company’s growth and strategic direction.

●	Talent Development: His experience in leadership roles at large organizations highlights his ability to develop and mentor talent, fostering a high-performing culture.

●	Compensation Planning: Manzone’s expertise in compensation planning will be valuable in ensuring that the Company’s compensation programs are competitive and aligned with its strategic objectives.

Conclusion:

Albert A. Manzone’s extensive experience in strategic vision, operational excellence, M&A, talent development, and compensation planning make him a valuable member to the Board of Directors for this offering. His deep understanding of the global business landscape, combined with his proven leadership skills, will be instrumental in guiding the Company’s future success.

Brent D. Rosenthal, Director. Brent D. Rosenthal, age 54, is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and microcap equities. Currently, Mr. Rosenthal serves as Chairman of the board of directors of Pitney Bowes Inc. (NYSE: PBI) and lead independent director for Puerto Rico closed-end mutual funds that share a common investment advisor, as well as a member of the board of directors at Horizon Kinetics Corporation (OTC: HKHC) and Syntec Optics Holdings, Inc. (NASDAQ: OPTX). Previously, he has served as a director of Comscore, Inc. (NASDAQ: SCOR), Rentrak Corporation (NASDAQ: RENT), FLYHT Aerospace Solutions Ltd (OTCQX: FLYLF), RiceBran Technologies (OTCPK: RIBT), and SITO Mobile (NASDAQ: SITO) as well as Advisor to the board of Park City Group, Inc. (NASDAQ: PCYG), the parent company of ReposiTrak Inc. Earlier in his career, Mr. Rosenthal was a Partner in affiliates of W.R. Huff Asset Management, an employee-owned investment manager, where he worked from 2002 to 2016, during which time he was an Advisor to the boards of directors of Virgin Media (NASDAQ: VMED) and Time Warner Cable (NYSE: TWC). Earlier in his career, Mr. Rosenthal was director of mergers and add-on acquisitions for RSL Communications Ltd. and served as a Deloitte & Touche LLP advisor to emerging media companies. Mr. Rosenthal earned his B.S. from Lehigh University and M.B.A. from the S.C. Johnson Graduate School of Management at Cornell University and is also an inactive Certified Public Accountant.

Financial Expertise:

●	Deep understanding of capital markets: His experience in public and private equity and debt markets, including bank debt, sub-debt, and venture capital, provides him with a comprehensive understanding of capital structure and financing strategies.

●	Proven track record in M&A: His involvement in M&A transactions in the communications sector demonstrates his ability to assess strategic opportunities and execute complex deals.

●	Financial analysis and operational improvement: His role as a consultant for Virgin Media and Time Warner Cable showcases his expertise in financial analysis, identifying operational inefficiencies, and recommending improvements.

Industry Experience:

●	Deep knowledge of the communications sector: His career has been primarily in the communications industry, giving him a strong understanding of market dynamics, technological trends, and the competitive landscape.

●	Experience with optics and photonics: His recent focus on small and micro-cap equities in the communications sector, particularly those leveraging optics and photonics, aligns directly with Syntec Optics’ business.

Board Experience:

●	Proven board leadership: His tenure as a board member and non-executive chairman of Rentrak demonstrates his ability to provide strategic guidance and oversight.

●	Understanding of board responsibilities: His experience serving on various boards gives him a strong understanding of corporate governance, fiduciary duties, and risk management.

Additional Attributes:

●	Strong analytical skills: His background in auditing and financial analysis suggests he can evaluate complex financial information and make informed decisions.

●	Strategic thinking: His experience in M&A and operational improvement indicates a strategic mindset, allowing him to identify growth opportunities and develop effective strategies.

●	Effective communication: His ability to communicate complex financial and operational concepts to diverse audiences, including investors, management, and board members, is essential for effective board participation.

In conclusion, Brent Rosenthal’s combination of financial expertise, industry knowledge, board experience, and strong analytical and strategic skills makes him well qualified to serve on Syntec Optics’ board for this offering. His contributions can help guide the Company’s strategic direction, financial performance, and overall success.

Dean Rudy, Chief Financial Officer and Director. Dean Rudy, age 65, brings over 30 years of experience, with a unique combination of financial and operational leadership skills cultivated in small, medium, and Fortune 100-sized businesses, and a common thread of partnering with management teams to achieve profitable company growth. Dean started his career and worked for 17 years at Xerox Corporation, where he held many roles within their manufacturing organization. He also served as the worldwide controller for their Small Office / Home Office division and the general manager of their Personal Copier Unit. More recently, Dean has led the finance and accounting at medium-sized businesses across a broad array of industries, including printing and publishing, metal recycling, and retail. His last assignment was as CFO for Auction Direct USA, a multi-state used-car superstore. Mr. Rudy’s experience includes enabling the division at Xerox to grow from under $50M to $500M and improving the management of accounting, reporting, and strategy during rapid growth. At other manufacturing organizations, after Xerox, he implemented enterprise systems that seamlessly combined all material flows, purchases, sales, and accounting while enabling reporting capabilities to drive pricing and competitive strategies. He drove streamlining systems for customer processes, KPIs, forecasting, IT infrastructure, and new product expansions. Dean has an MBA in finance and accounting from the Olin Business School at Washington University in St. Louis and a BA in economics from St. Olaf College in Northfield, MN.

Dean Rudy’s extensive experience in both operational and financial roles, particularly in manufacturing and growth- oriented companies, makes him a strong candidate for a board position. His skill set aligns well with the needs of a company seeking strategic guidance and financial acumen.

Operational Expertise:

●	Manufacturing and Operations Leadership: His 17-year tenure at Xerox, where he held various roles within the manufacturing organization, including general management, demonstrates his deep understanding of operations and supply chain management.

●	Process Improvement and Efficiency: His experience in implementing enterprise systems, streamlining processes, and improving KPIs indicates a focus on operational efficiency and cost reduction.

●	Growth Strategy and Execution: His success in scaling a Xerox division from $50M to $500M highlights his ability to drive growth and execute strategic initiatives.

Financial Acumen:

●	Financial Leadership: His roles as a controller and CFO at various companies demonstrate his expertise in financial planning, analysis, and reporting.

●	M&A Experience: While not explicitly mentioned, his experience in a rapidly growing company like Auction Direct USA suggests potential exposure to M&A activities and strategic transactions.

●	Risk Management and Compliance: His role as CFO would have required him to oversee risk management, compliance, and internal controls, making him well-versed in these areas.

Strategic Thinking and Problem-Solving:

●	Strategic Vision: His ability to identify growth opportunities and develop effective strategies is evident from his track record of scaling businesses.

●	Problem-Solving Skills: His experience in navigating complex operational and financial challenges demonstrates his ability to think critically and find innovative solutions.

Additional Attributes:

●	Strong Work Ethic and Dedication: His long tenure at Xerox and his consistent career progression indicate a strong work ethic and commitment to excellence.

●	Leadership and Teamwork: His experience in managing teams and collaborating with cross-functional groups suggests strong leadership and interpersonal skills.

In conclusion, Dean Rudy’s blend of operational and financial expertise, coupled with his strategic thinking and leadership skills, makes him a valuable asset to a company’s board for this offering. His experience in driving growth, improving efficiency, and managing complex organizations aligns well with the needs of a company seeking to enhance its performance and long-term value.

Al Kapoor, Chief Executive Officer and Chairman. Al Kapoor, age 58, has served as Chairman of optics-related businesses since he graduated from Harvard Business School in 1997. He has been engaged in finding, acquiring, and growing optics and photonics companies since then as a technology entrepreneur. He acquired his first advanced manufacturing company in Greater Rochester, New York, renamed it Syntec Optics, transformed it into a defense, bio-medical, and consumer optics and photonics leader, and accelerated growth with add-on acquisitions. This deep technical and business experience has led to diverse relationships across the optics and photonics ecosystem – suppliers, customers, end users, venture capitalists, private equity managers, entrepreneurs, and executives. Al runs a monthly newsletter called Pioneering Minds on future industries, with a circulation of nearly 75,000 to executives across the country. He continues to invest in optics and photonics, from driverless cars, robotics, and virtual reality to sensors and terabit internet. He is also on the advisory council for MIT’s program to train and educate the workforce for new disruptions in Integrated Photonics, and on the US government’s over $1 billion investment in Silicon Photonics, AIM Photonics, in Upstate New York. Al has been invited to the White House on several occasions to participate in innovation policy discussions. Al studied engineering, finance, and business at 5 universities, earning an MBA from Harvard University and an MS from Iowa State University. We believe Mr. Kapoor is qualified to serve on the Syntec Optics Board based on his industry leadership and capital markets experience, including research and fundraising. In 2024 Al Kapoor delivered the keynote speech on the future of Optics and Photonics in Malaga, Spain.

Operational Expertise:

●	Transformational Leadership: His 30-year track record of acquiring a small manufacturing firm and transforming it into a vertically and horizontally integrated industry leader demonstrates deep capability in scaling operations and managing complex supply chains.

●	Product Development & Innovation: His early career leadership at Cummins Engine Company and advisory role at BMW’s R&D department highlight his hands-on experience in driving new product development and engineering excellence.

●	Execution of “Bolt-on” Strategy: His success in identifying, acquiring, and integrating add-on acquisitions proves his ability to execute complex operational consolidations that drive efficiency and market expansion.

Financial Acumen:

●	Capital Allocation & M&A: His history of founding and managing investment funds, coupled with his specific experience in “finding, acquiring, and growing” companies since 1997, demonstrates sophisticated skill in capital deployment and deal structuring.

●	Fundraising & Capital Markets: As the architect behind significant capital raises—including the leadership of special purpose acquisition vehicles—he possesses the specialized financial literacy required to navigate public market fundraising and investor relations.

●	Educational Foundation: His MBA from Harvard Business School and background in finance provide the theoretical backbone necessary for rigorous financial oversight and governance.

Strategic Thinking and Problem-Solving:

●	Visionary Foresight: His creation of Pioneering Minds and his dedicated research into future industries (from terabit internet to driverless cars) show an ability to anticipate market disruptions long before they become mainstream.

●	Policy & Ecosystem Influence: His advisory roles with the White House and MIT’s AIM Photonics program demonstrate a high-level strategic mindset that connects corporate goals with broader national innovation policies.

●	Cross-Disciplinary Synthesis: His unique educational background—spanning engineering, material science, robotics, and business—allows him to solve problems that require a synthesis of technical feasibility and commercial viability.

Industry Leadership:

●	Ecosystem Builder: His extensive relationships across the entire value chain—ranging from venture capitalists and private equity managers to customers and suppliers—position him as a central node in the optics industry, facilitating strategic partnerships.

●	Thought Leadership: His regular invitations to speak at major global forums and his widely circulated newsletter establish him as a recognized authority, enhancing the Company’s brand and credibility in the marketplace.

In conclusion, Al Kapoor’s unique status as a “Founder-Technologist” combined with his aggressive track record in M&A and deep-seated industry influence makes him distinctly qualified to lead the Board for this offering. His ability to bridge the gap between high-level innovation policy and ground-level manufacturing execution ensures the Company remains agile and forward-looking.

Independent Directors

Our Board has determined that Albert A. Manzone, Wally Bishop, and Brent Rosenthal are qualified to serve as independent directors. The standards relied on by the Board in affirmatively determining whether a director is “independent,” in compliance with Nasdaq’s rules, are comprised of those objective standards set forth in the rules promulgated by Nasdaq. The Board is responsible for ensuring that independent directors do not have a relationship that, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Nasdaq’s rules, as well as SEC rules, impose additional independence requirements for all members of the Audit Committee. Specifically, in addition to the “independence” requirements discussed above, “independent” audit committee members must: (1) not accept, directly or indirectly, any consulting, advisory, or other compensatory fees from Syntec Optics or any subsidiary of Syntec Optics other than in the member’s capacity as a member of the Board and any Board committee; (2) not be an affiliated person of Syntec Optics or any subsidiary of Syntec Optics; and (3) not have participated in the preparation of the financial statements of Syntec Optics or any current subsidiary of Syntec Optics at any time during the past three years. In addition, Nasdaq’s rules require that all audit committee members be able to read and understand fundamental financial statements, including Syntec Optics’ balance sheet, income statement, and cash flow statement. The Board believes that the current members of the Audit Committee meet these additional standards.

Board Committees

Our Board has three standing committees — an audit committee, a compensation committee, and a nominating and corporate governance committee. The audit committee met one time, the compensation committee met once, and the nominating and corporate governance committee met once in the fiscal year ended December 31, 2025.

Audit Committee

We have established an audit committee of the board of directors. Albert A. Manzone, Wally Bishop, and Brent Rosenthal serve as members of our audit committee, and Mr. Bishop chairs the audit committee. Brent Rosenthal serves on multiple audit committees, but the board of directors believes that his simultaneous service does not impair his ability to serve effectively, given his extensive experience. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Albert A. Manzone, Wally Bishop, and Brent Rosenthal meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Bishop qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website at www.syntecoptics.com. It details the principal functions of the audit committee, including:

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

The composition and function of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and all applicable SEC rules and regulations. We will comply with future requirements to the extent they become applicable to us.

Compensation Committee

We have established a compensation committee of the board of directors. Albert A. Manzone and Brent Rosenthal serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Albert A. Manzone and Brent Rosenthal are independent, and Albert A. Manzone chairs the compensation committee.

We have adopted a compensation committee charter, which is available on our website at www.syntecoptics.com. It details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

●	delegating certain administrative tasks, such as routine approvals of compensation adjustments within established guidelines, to the Chief Executive Officer or other designated officers, subject to the Committee’s oversight and approval.

Executive officers may participate in discussions and provide input on compensation matters, but the final authority for determining compensation and benefits rests with the Compensation Committee. The Committee may delegate certain administrative tasks to executive officers, such as processing payroll and administering benefit plans, but the Committee retains ultimate oversight and responsibility.

The composition and function of our Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and the Nasdaq rules and regulations. We will comply with future requirements to the extent they become applicable to us.

The Compensation Committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. No consultant was engaged by the Compensation Committee during the last fiscal year.

Nominating and Corporate Governance Committee

The Board has a Nominating and Corporate Governance Committee, which currently consists of Brent Rosenthal and Wally Bishop, with Brent Rosenthal as chair. The Nominating and Corporate Governance Committee assesses potential candidates to fill perceived needs on the Board for required, skills, expertise, independence and other factors.

The functions of the Nominating and Corporate Governance Committee include, among other things:

●	identifying, reviewing and making recommendations of candidates to serve on our Board;

●	establishing a process for recommendation of director candidates by stockholders and publishing such process annually in our proxy statement;

●	considering nominations by stockholders of candidates for election to our Board;

●	annually reviewing the composition and organization of our Board’s committees and making recommendations to our Board for approval;

●	developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles; and

●	reviewing annually the Nominating and Corporate Governance Committee charter.

The composition and function of the Nominating and Corporate Governance Committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq’s rules and regulations. We will comply with future requirements to the extent they become applicable to us.

The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on the Company’s website at www.syntecoptics.com.

Nomination of Directors

The Nominating and Corporate Governance Committee of the Board assesses potential candidates to fill the perceived needs on our Board for required skills, expertise, independence and other factors. A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources. Stockholders wishing to recommend a candidate for nomination should contact our Secretary in writing at the Secretary of Syntec Optics at 515 Lee Road, Rochester, New York 14606. Our Nominating and Corporate Governance Committee has discretion to decide which individuals to recommend for nomination as directors. The Company has not paid any fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees, in the last fiscal year. The nominating committee intends to consider diversity in identifying nominees for director.

Board Leadership Structure and Role in Risk Oversight

Periodically, our Board will assess the roles of Chairman and Chief Executive Officer, and the Board leadership structure to ensure the interests of Syntec Optics and our stockholders are best served. Our Board believes the current combination of the two roles is satisfactory at present. Mr. Kapoor, as our Chief Executive Officer and Chairman, has extensive knowledge of all aspects of Syntec Optics and our business. We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for the Company at any given time.

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board focuses on the most significant risks facing the Company and the Company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the Board’s risk strategy. While the Board oversees the Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our Board leadership structure supports this approach.

Executive Officers

The following table sets forth certain information regarding our current executive officers:

Name	Age	Position(s) Held with Syntec Optics	Officer Since:
Al Kapoor	58	Chairman of the Board and Chief Executive Officer	2024
Dean Rudy	65	Chief Financial Officer and Director	2024

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws which was filed with the SEC as an exhibit to the registration statement on form S-1 filed with the SEC in connection with our IPO (File No. 333-260090). You can review the code by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers, and employees (or the Company itself) that are reasonably designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. It also prohibits, unless approved in advance in limited circumstances by the policy administrator, the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Item 11. Executive Compensation

This section describes the material components of the executive compensation program for certain of Syntec’s executive officers and directors. This discussion may contain forward- looking statements that are based on Syntec’s current plans, considerations, expectations and determinations regarding future compensation programs.

There are no agreements and arrangements between any director or nominee for director, and any person or entity other than the Company relating to compensation or other payment in connection with the director or nominee’s candidacy or service.

The Company has not adopted any practices or policies regarding the ability of its employees, including officers, or directors (or any of their designees) to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of registrant equity securities that are either:

● Granted to the employee or director as compensation.

● Held, directly or indirectly, by the employee or director.

Syntec’s compensation program is designed to align executives’ compensation with Syntec’s business objectives and the creation of stockholder value, while helping Syntec to continue to attract, motivate and retain individuals who contribute to the long-term success of the Company. Syntec’s compensation for its executive officers will have three primary components: base salary, an annual cash incentive bonus opportunity, and long-term equity- based incentive compensation. We do not currently maintain formal employment agreements with our executive officers. All executive officers are employed on an at-will basis with compensation reviewed periodically by the Compensation Committee.

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2025, (ii) the two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2025, (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the person was not serving as our executive officer at December 31, 2025 (collectively our “named executive officers” or the “NEOs”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Al Kapoor	2024	48,103	-	-	-	-	-	1,439	49,542
Chief Executive Officer and Chairman	2025	137,819	-	-	-	-	-	4,135	141,954
Dean Rudy	2024	81,098	-	-	-	-	-	2,083	83,181
Chief Financial Officer and Director	2025	167,970	-	-	-	-	-	5,039	173,009

(1)	The amounts reported in this column represent discretionary bonuses awarded to each executive for performance during 2024 / 2025.

(2)	The amounts reported in this column reflect the grant date fair value of any stock option awards granted in 2024/ 2025.

(3)	This amount reflects Syntec Optics’ matching contribution to the executive’s account under Syntec Optics’ 401(k) plan for 2024 / 2025.

Narrative Disclosure to Summary Compensation Table

We do not currently maintain formal employment agreements with our executive officers. All executive officers are employed on an at-will basis with compensation reviewed periodically by the Compensation Committee.

Outstanding Equity Awards as of December 31, 2025

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities were authorized for issuance. There were no outstanding equity awards held by any of the named executive officers as of December 31, 2025.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	-	N/A	2,542,011
Equity compensation plans not approved by security holders	-	N/A	-
Total	-

(1)	Represents shares available for issuance under the 2023 Plan and the ESPP as of December 31, 2025, pursuant to outstanding awards.

2023 Equity Incentive Plan

The Company maintains the 2023 Equity Incentive Plan (the “2023 Plan”), which was adopted to provide long-term incentives to employees, directors, and consultants and to align their interests with those of the Company’s stockholders.

The 2023 Plan authorizes the grant of a broad range of equity- and cash-based awards, including stock options (both incentive stock options and nonqualified stock options), restricted stock, restricted stock units, stock appreciation rights, performance awards, and stock bonus awards. Awards may be subject to vesting based on continued service, the achievement of performance goals, or a combination of both, as determined by the plan administrator.

As of the adoption of the 2023 Plan, an aggregate of 2,773,971 shares of the Company’s common stock were reserved for issuance under the plan, subject to adjustment in the event of stock splits, recapitalizations, or similar transactions. In addition, the number of shares available for issuance under the 2023 Plan will automatically increase on January 1 of each year from 2024 through 2033 by an amount equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock as of the preceding December 31 or (ii) a lesser number of shares determined by the Board of Directors. Shares subject to awards that are forfeited, expire, or are otherwise terminated without issuance of shares generally become available again for future grants under the plan.

The 2023 Plan is administered by the Board of Directors or a committee thereof, which has broad discretion to select participants, determine the types and terms of awards, including vesting conditions and performance criteria, and interpret the provisions of the plan. The exercise price of stock options and stock appreciation rights may not be less than the fair market value of the Company’s common stock on the date of grant, except as otherwise permitted under applicable law.

The 2023 Plan will remain in effect for a term of ten years from its adoption, unless earlier terminated by the Board of Directors. The Board may amend or terminate the plan at any time, subject to stockholder approval to the extent required by applicable law. Awards granted under the 2023 Plan are generally non-transferable and are subject to applicable tax withholding requirements, the Company’s clawback policies, and other terms set forth in the plan and applicable award agreements. The 2023 Plan does not provide participants with any right to continued employment or service with the Company.

Defined Contribution Plans

As part of its overall compensation program, Syntec Optics provides all full-time employees, including each of the target PEOs and NEOs, with the opportunity to participate in a defined contribution 401(k) plan. The plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a percentage of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to the plan. The 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. Syntec’s current practice is to match 50% of an employee’s contributions to the plan up to 3% of the employee’s compensation.

Director Compensation Table

The following table shows the compensation earned by persons who served on our Board during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board for their services rendered in such period.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Al Kapoor	2024	0						0
Chairman and Chief Executive Officer	2025	0						0
Albert A. Manzone	2024		150,000					150,000
Director	2025	50,000	100,000					150,000
Wally Bishop	2024		150,000					150,000
Director	2025	50,000	100,000					150,000
Brent Rosenthal	2024		150,000					150,000
Director	2023	50,000	100,000					150,000
Dean Rudy	2024
Chief Financial Officer and Director	2025

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of the date of this prospectus, and as adjusted to reflect the sale of our common shares included in the shares offered by this prospectus, and assuming no purchase of shares in this offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common shares;

●	each of our named executive officers, executive officers and directors that beneficially owns shares of our common shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them. The following table reflects record or beneficial ownership of the warrants in the notes.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. In computing the number of common shares beneficially owned by a person or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 23, 2026, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The address of each beneficial owner is c/o Syntec Optics Holdings, Inc., 515 Lee Road, Rochester, NY 14606.

The beneficial ownership of Common shares is based on 36,994,164 Common shares issued and outstanding as of April 23, 2026.

Beneficial Ownership Table

Name and Address of Beneficial Owners	Number of Common Shares Beneficially Owned	%
5% Holders & Executive Officers and Directors:
Al Kapoor (1)	30,631,090	82.80%
Wally Bishop (2)	126,966	*
Brent Rosenthal (2)	126,966	*
Albert A. Manzone (3)	131,966	*
Dean Rudy	0	0
All directors and officers as a group (5 persons)	31,016,988	83.84%

* Less than 1%

(1)	30,631,090 shares of common stock.
(2)	25,000 shares of common stock and 101,966 fully vested RSUs.
(3)	30,000 shares of common stock and 101,966 fully vested RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions and Related Party Transactions Policy

Generally, we do not enter into related party transactions unless the members of the Board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. In approving or rejecting any such proposal, our Board considers all of the relevant facts and circumstances of the related party transaction and the related party’s relationship and interest in the transaction. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

The Company paid no management fee or commissions to any executives or directors in 2025 or 2024. The Company pays compensation for non-employee directors. In 2024, 77,320 RSUs were paid to each of the three non-employee directors.

During 2014, the Company entered into a commission agreement with the SWI DISC, Inc. (the “DISC”), related to the Company’s foreign sales. Total commissions under the terms of this agreement amounted to $0 for the years ended December 31, 2025 and 2024. DISC is owned by the majority stockholder of the Company.

On November 12, 2025, the Company repaid in full two term and equipment notes with M&T Bank in the aggregate amount of $1,368,732.49. To fund this repayment, the Company entered into a subordinated term note with its majority stockholder in the principal amount of $1,268,732.49 (the “Shareholder Note”). The Shareholder Note bears interest at 6.953% per annum, amortizes over 35 monthly payments, matures on October 31, 2028, at which time all remaining principal and accrued interest are due; and is expressly subordinated to the Company’s obligations under the Credit Agreement, dated as of November 8, 2023, first amended as of November 30, 2024, amended a second time, as of December 31, 2025, by and between the Company and M&T Bank (the “Credit Agreement”).

The Company and the majority stockholder entered into a subordination agreement with M&T Bank. The subordination agreement prohibits prepayments of the Shareholder Note and restricts payments to interest only, subject to prior written approval by M&T Bank, which may be granted or withheld in their discretion.

Other than compensation agreements and other arrangements which are described as required under “Executive Compensation” and as described above, since January 1, 2024, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

Family Relationships

There are no family relationships between any of any of the Company’s directors, executive officers, and nominees.

Legal Events

There are no legal events involving any of the Company’s directors, executive officers, and nominees during the last ten years that are required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Stockholder Communication with the Board of Directors and Attendance at Annual Meetings

The Board maintains a process for stockholders to communicate with the Board and its committees. Stockholders of Syntec Optics and other interested persons may communicate with the Board or the chair of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee by writing to the Secretary of Syntec Optics at 515 Lee Road, Rochester, New York 14606. All communications that relate to matters that are within the scope of the responsibilities of the Board will be presented to the Board no later than the next regularly scheduled meeting. Communications that relate to matters that are within the responsibility of one of the Board committees will be forwarded to the chair of the appropriate committee. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities will be forwarded to the appropriate officer. Solicitations, junk mail and obviously frivolous or inappropriate communications will not be forwarded, but will be made available to any director who wishes to review them. Nominations of persons for election to the Board and the proposal of other business to be considered by the stockholders may be made at an annual meeting of stockholders only pursuant to the Company’s notice of such meeting (or any supplement thereto), by or at the direction of the Board or any committee thereof or by any stockholder of the Corporation who was a stockholder of record at the time of giving of the notice provided for in the Company’s Bylaws.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and person who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. To our knowledge, we believe that all Section 16(a) filing requirements were met timely for the year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid by us for professional services rendered by CBIZ, CPAs P.C. for the fiscal year ended December 31, 2025 and for the fiscal year ended December 31, 2024.

	2025	2024
Audit fees (1)	$676,345	$471,045
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$676,345	$471,045

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of interim consolidated financial statements included in quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors is responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm (the “Independent Auditor”), and the Independent Auditor reports directly to the Audit Committee.

Consistent with its responsibilities under its charter, the Audit Committee has the sole authority to approve all audit engagement fees and terms, as well as all audit and permissible non-audit services to be provided by the Independent Auditor.

In order to ensure the continued independence of the Independent Auditor, the Audit Committee has established a policy requiring pre-approval of all audit and non-audit services performed by the Independent Auditor. Such pre-approval may be provided for specific engagements or pursuant to general pre-approval policies and procedures established by the Audit Committee.

The Audit Committee evaluates the independence of the Independent Auditor at least annually, including by reviewing a formal written report from the Independent Auditor describing all relationships between the Independent Auditor and the Company, including any non-audit services provided, and discussing with the Independent Auditor any relationships or services that may impact its objectivity and independence.

Part IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The consolidated financial statements included in the Original Form 10-K are not amended by this Amendment.

2. Financial Statement Schedules

All schedules have been omitted because the required information is either not required, not applicable or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated as of May 9, 2023, by and among OmniLit Acquisition Corp., OmniLit Merger Sub, Inc. and Syntec Optics Group, Inc. (included as Annex A to the proxy statement/prospectus).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1 filed with the SEC on April 27, 2026).
3.2	Amended and Restated Bylaws (included as Annex C to the proxy statement/prospectus).
4.1*	Description of Securities.
4.2	Warrant Agreement, dated as of November 8, 2021, between OmniLit Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 of OmniLit Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on November 1, 2021).
4.3	Form of Amended and Restated Registration Rights Agreement (to be effective upon consummation of the Merger) (included as Annex D to the proxy statement/prospectus).
10.1	Sponsor Support Agreement, dated as of May 9, 2023, by and among OmniLit Sponsor, LLC, Syntec Optics and OmniLit Sponsor, LLC (included as Annex E to the proxy statement/prospectus).
10.2	OmniLit Combination 2023 Equity Incentive Plan (included as Annex F to the proxy statement/prospectus).
10.3	New Syntec Optics’ Employee Stock Purchase Plan (included as Annex G to the proxy statement/prospectus).
10.4	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of OmniLit Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on November 1, 2021).
10.5*	Credit Agreement, by and between the Company and M&T Bank, dated as of November 8, 2023.
10.6*	First Amendment to Credit Agreement, by and between the Company and M&T Bank, dated as of November 30, 2024.
10.7*	Second Amendment to Credit Agreement, by and between the Company and M&T Bank, dated as of December 31, 2025.
10.8*	Promissory Note, dated November 12, 2025.
19.1*	Policy on Insider Trading.
24	Power of Attorney (included on signature page to the Original Form 10-K).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1***	Policy for Recovery of Erroneously Awarded Compensation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

*** Previously filed.

# Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2026.

SYNTEC OPTICS HOLDINGS, INC.

By:	/s/ Al Kapoor
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dean Rudy
Chief Financial Officer
(Principal Financial and Accounting Officer)

