Form 10-Q
period 2026-03-31
SYNTEC OPTICS HOLDINGS, INC.
filed 2026-05-15
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 12, 2026, there were 40,279,878 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

SYNTEC OPTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND DECEMBER 31, 2025

	2026 (unaudited)	2025
ASSETS

Current Assets
Cash	$617,007	$358,867
Accounts Receivable, Net	5,439,501	6,241,768
Inventory	7,798,397	7,884,943
Prepaid Expenses and Other Assets	509,110	655,827

Total Current Assets	14,364,015	15,141,405

Property and Equipment, Net	9,137,149	9,172,703

Total Assets	$23,501,164	$24,314,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,433,745	$2,691,748
Accrued Expenses	855,915	683,397
Federal Income Tax Payable	169,582	169,582
Deferred Revenue	74,794	66,420
Line of Credit	6,763,863	6,763,863
Current Maturities of Debt Obligations	94,586	93,358
Current Maturities of Debt Obligations - Related Party	463,530	406,495
Current Maturities of Finance Lease Obligations	361,717	354,499

Total Current Liabilities	11,217,732	11,229,362

Long-Term Liabilities
Long-Term Debt Obligations	1,246,936	1,267,043
Long-Term Debt Obligations - Related Party	1,005,203	862,237
Long-Term Finance Lease Obligations	1,313,295	1,414,611

Total Long-Term Liabilities	3,565,434	3,543,891

Total Liabilities	14,783,166	14,773,253

Stockholders’ Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 36,994,164 issued and outstanding as of March 31, 2026; 36,920,226 issued and outstanding as of December 31, 2025;	3,699	3,692
Additional Paid-In Capital	2,752,174	2,677,181
Retained Earnings	5,962,125	6,859,982

Total Stockholders’ Equity	8,717,998	9,540,855

Total Liabilities and Stockholders’ Equity	$23,501,164	$24,314,108

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025

Net Sales	$6,513,366	$7,069,042

Cost of Goods Sold	5,552,574	4,760,424

Gross Profit	960,792	2,308,618

General and Administrative Expenses	1,736,839	1,780,166

(Loss) Income from Operations	(776,047)	528,452

Other (Expense) Income
Other Income	69,300	5,697
Interest Expense, Including Amortization of Debt Issuance Costs	(191,110)	(200,896)
Total Other Expense	(121,810)	(195,199)

(Loss) Income Before Provision for (Benefit) Income Taxes	(897,857)	333,253

Provision for Income Taxes	-	9,588

Net (Loss) Income	$(897,857)	$323,665

Net (Loss) Income per Common Share
Basic and diluted	$(0.02)	$0.01

Weighted Average Number of Common Shares Outstanding
Basic and diluted	36,953,087	36,920,226

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2025	36,920,226	$3,692	$2,677,181	$6,859,982	$9,540,855

Net Loss	-	-	-	(897,857)	(897,857)

Stock-Based Compensation	73,938	7	74,993	-	75,000

Balances, March 31, 2026	36,994,164	$3,699	$2,752,174	$5,962,125	$8,717,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2024	36,688,266	$3,669	$2,377,204	$8,653,209	$11,034,082

Net Income	-	-	-	323,665	323,665

Stock-Based Compensation	231,960	23	(23)	-	-

Balances, March 31, 2025	36,920,226	$3,692	$2,377,181	$8,976,874	$11,357,747

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
Cash Flows From Operating Activities
Net (Loss) Income	$(897,857)	$323,665
Adjustments to Reconcile (Loss) Income to Net Cash
Provided By Operating Activities:
Depreciation	539,682	710,804
Amortization of Debt Issuance Costs	4,170	2,416
Stock-Based Compensation	75,000	-
Change in Allowance for Expected Credit Losses	105,195	(15,244)
Change in Reserve for Obsolescence	2,298	50,345
(Increase) Decrease in:
Accounts Receivable	697,072	(568,310)
Inventory	84,248	(692,092)
Prepaid Expenses and Other Assets	146,717	33,487
Increase (Decrease) in:
Accounts Payables and Accrued Expenses	(295,288)	279,142
Federal Income Tax Payable	-	179,376
Deferred Revenue	8,374	(4,299)
Net Cash Provided By Operating Activities	469,611	299,290

Cash Flows From Investing Activities
Purchases of Property and Equipment	(294,325)	(214,731)

Net Cash Used in Investing Activities	(294,325)	(214,731)

Cash Flows From Financing Activities
Borrowing on Debt Obligations - Related Parties	200,001	-
Repayments on Debt Obligations	(23,049)	(114,277)
Repayments on Finance Lease Obligations	(94,098)	(28,165)

Net Cash Provided By (Used in) Financing Activities	82,854	(142,442)

Net Increase (Decrease) in Cash	258,140	(57,883)

Cash - Beginning	358,867	598,787

Cash - Ending	$617,007	$540,904

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$159,714	$201,956

Cash Paid for Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable	$209,803	$168,628
Issuance of common stock for stock-based compensation	$7	$23

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

Note 2 — Summary of Significant Accounting Policies

The Company has provided a discussion of significant accounting policies, estimates and judgements in its 2025 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2025.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and the provisions of Regulation S-X pertaining to interim unaudited condensed financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. The interim unaudited condensed consolidated financial statements and notes included in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, these interim unaudited condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the full year or for any future periods.

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with updates to be applied on a prospective basis. The Company adopted ASU 2025-05 as of January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s financial statements.

Revision to Previously Issued Financial Statements

During the preparation of the Company’s interim condensed consolidated financial statements as of and for the three months ended March 31, 2026, the Company identified an immaterial classification error related to the presentation of long-term debt obligations on the consolidated balance sheet as of December 31, 2025. Specifically, Long-Term Debt Obligations - Related Party, previously reported as $1,268,732 should have been $862,237, with the remaining $406,495 should have been classified within Long-Term Debt Obligations. Accordingly, the Company revised the December 31, 2025 presentation to reclassify $406,495 from Long-Term Debt Obligations - Related Party to Long-Term Debt Obligations, as noted on the condensed consolidated balance sheet herein. The revision had no effect on total liabilities, stockholders’ equity, results of operations, cash flows, or basic and diluted loss per share.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Disaggregated Revenues

The following table disaggregates revenue by revenue recognition methodologies for the three months ended March 31:

	Three Months Ended March 31,
	2026	2025

Products	$6,460,593	$6,920,222
Custom Tooling	23,889	118,820
Non-Recurring Engineering	28,884	30,000

Total	$6,513,366	$7,069,042

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three months ended March 31:

	Three Months Ended March 31,
	2026	2025

Communication	$1,844,262	$1,861,378
Consumer	1,593,688	1,163,289
Defense	1,556,286	1,558,502
Medical	1,519,130	2,485,873

Total	$6,513,366	$7,069,042

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at March 31, 2026 and December 31, 2025:

	2026	2025

Raw Materials	$364,404	$360,280
Work-in-Process	7,823,916	7,956,924
Finished Goods	195,947	151,311
	8,384,267	8,468,515
Less: Reserve for Obsolescence	585,870	583,572

Inventory	$7,798,397	$7,884,943

Note 5 — Property and Equipment

Property and equipment consists of the following at March 31, 2026 and December 31, 2025:

	2026	2025

Machinery and Equipment	$35,045,729	$34,541,704
Building and Leasehold Improvements	5,483,617	5,483,616
Land	130,000	130,000
Office Furniture and Equipment	2,295,749	2,295,748
Tooling	169,408	169,307
Vehicles	24,059	24,059
	43,148,562	42,644,434
Less: Accumulated Depreciation	34,011,413	33,471,731

Property and Equipment, Net	$9,137,149	$9,172,703

Depreciation expenses were $539,682 and $710,804 for the three months ended March 31, 2026 and 2025, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Line of Credit

The Company has a line of credit available in the amount of $7,500,000 with M&T Bank (the “Credit Agreement”). Borrowings may be made against the line of credit as Secured Overnight Financing Rate (“SOFR”) Loans. The weighted average rate on outstanding borrowings as of March 31, 2026 was 7.31%. As of March 31, 2026 and December 31, 2025, the Company had $6,763,863 outstanding under the line of credit facility, for both periods.

The Credit Agreement contains customary covenants and restrictions on the Company’s ability to engage in certain activities and financial covenants requiring the Company to maintain certain financial ratios. As of March 31, 2026, the Company was not in compliance with certain financial covenants under its Amended and Restated Credit Agreement with M&T Bank, including the minimum fixed charge coverage ratio of 1.10:1.00 and the maximum total leverage ratio of 4.75:1.00.

On May 5, 2026, the Company made a $2.0 million payment on the line of credit, reducing the balance to $4.8 million.

On May 13, 2026, the Company made a payment of approximately $4.8 million on the line of credit, reducing the balance to zero.

On May 13, 2026, the Company received a waiver letter with M&T Bank related to the Company’s noncompliance with certain financial covenants under its Amended and Restated Credit Agreement as of March 31, 2026, including the minimum Fixed Charge Coverage Ratio and maximum Total Leverage Ratio, as well as certain mandatory prepayment provisions related to the Company’s April 2026 equity offering. In connection with the waiver, the Company paid down the outstanding balance on its line of credit to zero as of May 13, 2026 and paid a waiver fee of $50,000.

Pursuant to the waiver letter, the Company is required to maintain a minimum of $7.5 million of liquidity invested with M&T Bank. In addition, the previous minimum Fixed Charge Coverage Ratio and maximum Total Leverage Ratio financial covenants were removed from the Credit Agreement, and the maturity date of the Company’s $7.5 million revolving credit facility was extended to June 30, 2027.

Note 7 — Long-Term Debt

Long-term debt consists of the following at March 31, 2026 and December 31, 2025:

	2026	2025

The Company entered into a $863,607 mortgage note payable, securitized by the Company’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$789,074	$799,052

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	603,369	616,440

On November 13, 2025, the Company entered into a $1,268,732 Stockholder Loan, the proceeds of which were applied to pay down the M&T term notes above. The note is subject to an M&T Bank subordination agreement which may limit any repayments. The note amortization calls for monthly payments of $40,031.03 at 6.95% effective annual rate and matures on October 31, 2028. On February 28, 2026, the Company borrowed an additional $200,000 from the same stockholder with identical terms, other than the second loan matures on January 31, 2029.	1,468,733	1,268,732

Total Long-Term Debt	2,861,176	2,684,224

Less: Unamortized Debt Issuance Costs	50,921	55,091

Long-Term Debt, Less Unamortized Debt Issuance Costs	2,810,255	2,629,133

Less: Current Maturities	558,116	499,853

Long-Term Debt	$2,252,139	$2,129,280

At March 31, 2026, the future debt maturities are as follows:

December 31, 2026	$413,981
2027	590,334
2028	733,808
2029	105,525
2030	109,886
Thereafter	907,642
Total	$2,861,176

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliates. Under the plan, participants may defer up to 6% of their annual compensation, with Syntec Optics matching 50% of employee contributions. Total contributions for the Company for the three months ended March 31, 2026 and 2025 amounted to $42,000 and $49,000, respectively.

Note 9 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was (32.5%) and 20.3% for the three months ended March 31, 2026 and 2025, respectively.

Note 10 — Leases

During 2024, the Company entered into finance lease agreements for equipment utilized in its manufacturing facility.

The components of operating and finance lease costs are as follows for the three months ended March 31:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$-	$-
Finance Lease Cost:
Amortization of assets	82,156	82,157
Interest on liabilities	34,514	41,764

Total lease cost	$116,670	$123,921

Supplemental cash flow information related to leases are as follows for the three months ended March 31:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$-
Operating cash flows from finance leases	34,514	41,764
Financing cash flows from finance leases	$94,098	$28,165

The following table summarizes weighted average remaining lease term and discount rates as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	N/A	N/A
Finance leases	3.76	4.00
Weighted average discount rate
Operating leases	N/A	N/A
Finance leases	8.4%	8.4%

Future maturities of our lease liabilities are as follows as of March 31, 2026:

2026 remainder of year	$385,143
2027	513,525
2028	513,525
2029	513,524
Thereafter	-
Total Undiscounted Lease Obligations	1,925,717
Less: Imputed Interest	(250,705)

Present Value of Lease Obligations	$1,675,012

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Warrants

The following tables presents a roll-forward of the Company’s warrants from December 31, 2025 to March 31, 2026:

Common Stock Warrants

Warrants outstanding, December 31, 2025	14,107,989
Warrants exercised	-
Warrants outstanding, March 31, 2026	14,107,989

Note 12 — (Loss) Income Per Share

The following table sets forth the information needed to compute basic and diluted (loss) income per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(897,857)	$323,665
Basic and diluted net (loss) income per share	$(0.02)	$0.01

Denominator
Weighted-average shares outstanding	36,953,087	36,920,226
Diluted Shares	36,953,087	36,920,226

Note 13 — Significant Customers

For the three months ended March 31, 2026, the Company generated 53% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $2.5 million as of March 31, 2026.

For the three months ended March 31, 2025, the Company generated 46% of revenues from three customers. The outstanding accounts receivable due from these customers were approximately $3.3 million as of March 31, 2025.

Note 14 — Segment reporting

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

Note 15 — Subsequent Events

On April 30, 2026, the Company completed an underwritten public offering of 2,857,142 shares of its common stock at a public offering price of $7.00 per share. The gross proceeds from the offering were approximately $20.0 million, before deducting underwriting discounts, commissions and other offering expenses. Net proceeds to the Company were approximately $18.6 million.

The offering was conducted pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-295335), which was declared effective by the Securities and Exchange Commission on April 28, 2026.

The Company granted the underwriter a 30-day option to purchase up to an additional 428,571 shares of common stock at the public offering price, less underwriting discounts and commissions.

On May 1, 2026, the underwriter in the aforementioned April 30 transaction chose to exercise its option to purchase an additional 428,571 shares of common stock. Net proceeds to the Company were approximately $2.8 million.

On May 5, 2026, the Company made a $2.0 million payment on the line of credit, reducing the balance to $4,763,863.

On May 13, 2026, the Company made a payment of approximately $4.8 million on the line of credit, reducing the balance to zero.

On May 13, 2026, the Company received a waiver letter with M&T Bank related to the Company’s noncompliance with certain financial covenants under its Amended and Restated Credit Agreement as of March 31, 2026, including the minimum Fixed Charge Coverage Ratio and maximum Total Leverage Ratio, as well as certain mandatory prepayment provisions related to the Company’s April 2026 equity offering.

In connection with the waiver letter, the Company repaid the outstanding balance on its revolving line of credit to zero as of May 13, 2026, paid a waiver fee of $50,000, and agreed to maintain minimum liquidity of $7.5 million invested with M&T Bank. The Company’s revolving credit facility availability of $7.5 million remains in place and the maturity date was extended to June 30, 2027.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in this report, our Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2025 and our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements in this report are made only as of the date hereof or as indicated and represent our views as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by law.

Overview

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for system solutions. Making our own tools, molding, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances up to sub-micron level. Syntec Optics has assembled a world class design for manufacturability team to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec Optics has steadily developed variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

Syntec Optics became a leader in the industry by pioneering polymer-based optics and then subsequently adding glass optics and optics made from other materials including crystals and metals. Polymer-based optics provide numerous advantages compared to incumbent glass-based optics. Polymer-based optics are smaller, lower weight, lower cost, and offer very high-performance optical solutions. For all these reasons, Syntec Optics is able to deliver products to our clients that are lighter, smaller, and suitable for cutting edge technology products, including the newly evolving silicon photonics industry.

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

Results of Operations

Comparisons for the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months Ended March 31, 2026	% of Net Sales	Three Months Ended March 31, 2025	% of Net Sales

Net Sales	$6,513,366	100%	$7,069,042	100%
Cost of Goods Sold	5,552,574	85%	4,760,424	67%
Gross Profit	960,792	15%	2,308,618	33%
General and Administrative Expenses	1,736,839	27%	1,780,166	25%
(Loss) Income from Operations	(776,047)	-12%	528,452	7%
Other (Expense) Income
Other (Expense) Income	69,300	1%	5,697	0%
Interest Expense, Including Amortization of Debt Issuance Costs	(191,110)	-3%	(200,896)	-3%
Total Other Expense	(121,810)	-2%	(195,199)	-3%
(Loss) Income Before Benefit From Provision for Income Taxes	(897,857)	-14%	333,253	5%
Provision for (Benefit From) Income Taxes	-	0%	9,588	0%
Net (Loss) Income	$(897,857)	-14%	$323,665	5%

Net Sales

Net sales decreased by $0.6 million, or 8%, to $6.5 million for the three months ended March 31, 2026, as compared to $7.1 million for the three months ended March 31, 2025. This decrease was primarily due to decreases in medical markets of $1.0 million, partially offset by an increase in the consumer market of $0.4 million.

Cost of Goods Sold

Cost of revenue increased by $0.8 million, to $5.6 million for the three months ended March 31, 2026, as compared to $4.8 million for the three months ended March 31, 2025. This increase was primarily due to an increase in material costs, particularly for aluminum.

Gross Profit

Gross profit decreased by 58%, to $1.0 million for the three months ended March 31, 2026, as compared to $2.3 million for the three months ended March 31, 2025. This decrease was primarily due to the decrease in revenue and the increase in costs of goods sold, as detailed above.

General and Administrative Expenses

General and administrative expenses remained flat, decreasing slightly by 2% for the quarter ended March 31, 2026, as compared to the same period for 2025.

Total Other Expenses

Other expenses improved to an expense of $0.1 million for the three months ended March 31, 2026, from an expense of $0.2 million for the three months ended March 31, 2025.

Income Tax Expense (Benefit)

Income tax expense (benefit) remained flat, with no material change when comparing the three months ended March 31, 2026 and 2025.

Net (loss) Income

We experienced a loss of $0.9 million for the three months ended March 31, 2026, as compared to income of $0.3 million for the same three month period ended in 2025. This increase in net loss was primarily due to a decline in sales of $0.6 million, and an increase in cost of goods sold of $0.8 million.

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

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

The table below presents our adjusted EBITDA, reconciled to net income for the three months ended March 31, 2026 and 2025.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
Net (Loss) Income	$(897,857)	$323,665
Stock-Based Compensation Expense BOD (1)	75,000	-
Depreciation	539,682	710,804
Amortization of Debt Issuance Costs	4,170	2,416
Interest Expenses	159,714	201,956
Taxes	-	9,588
Non-Recurring Items
Executive Transition (2)	-	113,944
One-time Contract exit costs	-	4,675
Non-recurring property damage	23,211	21,261
Adjusted EBITDA	$(96,080)	$1,388,309

In the quarters ended March 31, 2026 and 2025:

(1)	Stock-based compensation was issued to independent Board members.
(2)	A succession plan was required for the transition of the CEO at 2024 year-end.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are cash generated from operations and borrowings under its revolving credit facility with M&T Bank. The Company uses cash to fund working capital requirements, capital expenditures, and debt service obligations.

As of March 31, 2026, the Company had $6,763,863 outstanding under its $7.5 million revolving credit facility, providing approximately $736,137 of remaining availability, subject to borrowing base and covenant compliance requirements. The revolving credit facility matures in November 2026.

On April 30, 2026, subsequent to the end of the quarter, the Company completed an underwritten public offering of 2,857,142 shares of its common stock at a public offering price of $7.00 per share, generating gross proceeds of approximately $20.0 million and net proceeds of approximately $18.6 million. The Company intends to use the proceeds to support working capital, capital expenditures, and to optimize its capital structure, including potential repayment of indebtedness.

On May 1, 2026, the underwriter in the aforementioned April 30 transaction chose to exercise its option to purchase an additional 428,571 shares of common stock. Net proceeds to the Company were approximately $2.8 million.

This financing significantly enhances the Company’s liquidity position and financial flexibility and is expected to support ongoing operations, growth initiatives, and strategic investments.

Capital Requirements

The Company expects that cash generated from operations together with availability under its revolving credit facility and the proceeds received from the public stock offering, will be sufficient to fund operations, working capital needs, and contractual obligations for at least the next twelve months.

Subsequent to March 31, 2026, the Company completed a public equity offering resulting in aggregate net proceeds of approximately $21.5 million, including the underwriter’s exercised over-allotment option. The Company utilized a portion of the proceeds to repay the outstanding balance under its revolving line of credit with M&T Bank to zero, which management expects will reduce future cash interest expense. The Company’s $7.5 million revolving credit facility remains available through June 30, 2027, providing additional financial flexibility and available liquidity for working capital requirements, capital expenditures, organic growth initiatives and potential strategic opportunities. In addition, management continues to implement operational efficiency and cost reduction initiatives intended to improve gross profit and EBITDA in future periods.

Cash Flow — Three Months Ended March 31, 2026 and 2025

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
Net Cash Provided By Operating Activities	$469,611	$299,290
Net Cash Used in Investing Activities	(294,325)	(214,731)
Net Cash Provided By (Used in) Financing Activities	82,854	(142,442)

Net Increase (Decrease) in Cash	258,140	(57,883)

Cash - Beginning	358,867	598,787

Cash - Ending	$617,007	$540,904

Operating Activities

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2026, as compared to net cash provided by operating activities of $0.3 million for the three months ended March 31, 2025. The primary drivers of the changes for the three month period ended March 31, 2026 include net changes from operating assets of $0.6 million, changes from depreciation and amortization, stock-based compensation and allowance of $0.7 million, offset by net loss of $0.9 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2026, as compared to net cash used in investing activities of $0.2 million for the three months ended March 31, 2025. The net cash used in investing activities increased primarily due to the purchase of a single machine for approximately $0.4 million related to a new customer in 2026 that did not take place in 2025.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2026, as compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2025. The primary driver of this change was the increase in debt borrowings from a related party in the first quarter of 2026 of $0.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in interest rates, which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rates

Our exposure to market risk associated with changes in interest rates relates primarily to our borrowings under our Senior Credit Facilities. We had approximately $6.8 million of outstanding variable rate debt as of March 31, 2026. A 100 basis point increase in interest rates at March 31, 2026 would increase our annual pre-tax interest expense by approximately $0.068 million.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

SYNTEC OPTICS HOLDINGS, INC

Date: May 15, 2026	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

