Form 10-Q
period 2026-06-30
SYNTEC OPTICS HOLDINGS, INC.
filed 2026-08-10
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 40,279,878 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

SYNTEC OPTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 AND DECEMBER 31, 2025

	2026 (unaudited)	2025
ASSETS

Current Assets
Cash	$14,047,104	$358,867
Accounts Receivable, Net	7,261,303	6,241,768
Inventory	7,578,694	7,884,943
Prepaid Expenses and Other Assets	763,851	655,827

Total Current Assets	29,650,952	15,141,405

Property and Equipment, Net	9,187,500	9,172,703

Total Assets	$38,838,452	$24,314,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$2,058,881	$2,691,748
Accrued Expenses	981,993	683,397
Federal Income Tax Payable	169,582	169,582
Deferred Revenue	816,134	66,420
Line of Credit	-	6,763,863
Current Maturities of Debt Obligations	95,718	93,358
Current Maturities of Debt Obligations - Related Party	473,206	406,495
Current Maturities of Finance Lease Obligations	369,082	354,499

Total Current Liabilities	4,964,596	11,229,362

Long-Term Liabilities
Long-Term Debt Obligations	1,231,040	1,267,043
Long-Term Debt Obligations - Related Party	957,721	862,237
Long-Term Finance Lease Obligations	1,209,916	1,414,611

Total Long-Term Liabilities	3,398,677	3,543,891

Total Liabilities	8,363,273	14,773,253

Commitments and Contingencies

Stockholders’ Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 40,279,878 issued and outstanding as of June 30, 2026; 36,920,226 issued and outstanding as of December 31, 2025;	4,028	3,692
Additional Paid-In Capital	24,252,789	2,677,181
Retained Earnings	6,218,362	6,859,982

Total Stockholders’ Equity	30,475,179	9,540,855

Total Liabilities and Stockholders’ Equity	$38,838,452	$24,314,108

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Sales	$8,273,858	$6,559,455	$14,787,224	$13,628,497

Cost of Goods Sold	6,130,794	4,961,489	11,683,368	9,721,913

Gross Profit	2,143,064	1,597,966	3,103,856	3,906,584

General and Administrative Expenses	1,821,676	1,744,216	3,558,515	3,524,382

Income (Loss) from Operations	321,388	(146,250)	(454,659)	382,202

Other (Expense) Income
Other Income	78,182	11,298	147,482	16,995
Interest Expense, Including Amortization of Debt Issuance Costs	(143,333)	(208,969)	(334,443)	(409,865)

Total Other Expense	(65,151)	(197,671)	(186,961)	(392,870)

Income (Loss) Before Provision for (Benefit) Income Taxes	256,237	(343,921)	(641,620)	(10,668)

Provision for Income Taxes	-	-	-	9,588

Net Income (Loss)	$256,237	$(343,921)	$(641,620)	$(20,256)

Net Income (Loss) per Common Share
Basic and diluted	$0.01	$(0.01)	$(0.02)	$0.00

Weighted Average Number of Common Shares Outstanding
Basic and diluted	39,191,966	36,920,226	38,078,711	36,920,226

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2025	36,920,226	$3,692	$2,677,181	$6,859,982	$9,540,855

Net Loss	-	-	-	(897,857)	(897,857)

Stock-Based Compensation	73,938	7	74,993	-	75,000

Balances, March 31, 2026	36,994,164	$3,699	$2,752,174	$5,962,125	$8,717,998

Net Income	-	-	-	256,237	256,237

Proceeds from Issuance of Common Stock	3,285,713	329	21,425,603	-	21,425,932

Warrants Exercised for Cash	1	-	12	-	12

Stock-Based Compensation	-	-	75,000	-	75,000

Balances, June 30, 2026	40,279,878	$4,028	$24,252,789	$6,218,362	$30,475,179

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

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	2026	2025
Cash Flows From Operating Activities
Net Loss	$(641,620)	$(20,256)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation	1,072,164	1,387,427
Amortization of Debt Issuance Costs	12,416	4,834
Stock-Based Compensation	150,000	-
Change in Allowance for Expected Credit Losses	135,611	75,727
Change in Reserve for Obsolescence	(13,107)	(18,881)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,155,146)	(374,827)
Inventory	319,356	(1,020,458)
Prepaid Expenses and Other Assets	(108,024)	275,288
Accounts Payables and Accrued Expenses	(350,747)	(344,470)
Federal Income Tax Payable	-	179,376
Deferred Revenue	749,714	(2,519)
Net Cash Provided By Operating Activities	170,617	141,241

Cash Flows From Investing Activities
Purchases of Property and Equipment	(1,070,485)	(604,772)

Net Cash Used in Investing Activities	(1,070,485)	(604,772)

Cash Flows From Financing Activities
Borrowing (Repayments) on Line of Credit, Net	(6,763,863)	500,000
Borrowing on Debt Obligations - Related Parties	200,000	-
Repayments on Debt Obligations	(46,059)	(231,430)
Repayments on Debt Obligations - Related Parties	(37,805)	-
Repayments on Finance Lease Obligations	(190,112)	(116,741)
Proceeds from warrants exercised	12	-
Gross Proceeds from issuance of common stock	22,999,991	-
Payment of common stock issuance costs	(1,574,059)	-
Net Cash Provided By Financing Activities	14,588,105	151,829

Net Increase (Decrease) in Cash	13,688,237	(311,702)

Cash - Beginning	358,867	598,787

Cash - Ending	$14,047,104	$287,085

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$105,411	$409,579

Cash Paid for Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in accounts payable	$16,476	$40,362
Issuance of common stock for stock-based compensation	$7	$23

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

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Disaggregated Revenues

The following table disaggregates revenue by revenue stream for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Products	$8,158,567	$6,347,882	$14,619,160	$13,268,104
Custom Tooling	63,597	89,573	87,486	208,393
Non-Recurring Engineering	51,694	122,000	80,578	152,000

Total	$8,273,858	$6,559,455	$14,787,224	$13,628,497

Syntec Optics’ management periodically reviews its revenues by its consumer, communication, medical, and defense end-markets. The purpose of this analysis is to determine its end market mix and identify trends. The following table disaggregates revenue as outlined above for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Communication	$1,643,970	$945,307	$3,488,232	$2,806,685
Consumer	1,871,271	1,522,032	3,464,959	2,685,322
Defense	1,922,112	1,409,932	3,478,398	2,968,434
Medical	2,836,505	2,682,184	4,355,635	5,168,057

Total	$8,273,858	$6,559,455	$14,787,224	$13,628,497

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at June 30, 2026 and December 31, 2025:

	2026	2025

Raw Materials	$408,978	$360,280
Work-in-Process	7,462,762	7,956,924
Finished Goods	277,419	151,311
	8,149,159	8,468,515
Less: Reserve for Obsolescence	570,465	583,572

Inventory	$7,578,694	$7,884,943

Note 5 — Property and Equipment

Property and equipment consists of the following at June 30, 2026 and December 31, 2025:

	2026	2025

Machinery and Equipment	$35,612,165	$34,541,704
Building and Leasehold Improvements	5,500,116	5,483,616
Land	130,000	130,000
Office Furniture and Equipment	2,295,748	2,295,748
Tooling	169,307	169,307
Vehicles	24,059	24,059
	43,731,395	42,644,434
Less: Accumulated Depreciation	34,543,895	33,471,731

Property and Equipment, Net	$9,187,500	$9,172,703

Depreciation expenses were $532,500 and $676,600 for the three months ended June 30, 2026 and 2025, respectively, and $1,072,164 and $1,387,427 for the six months ended June 30, 2026 and 2025, respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Line of Credit

On May 5, 2026, the Company made a $2.0 million payment on the line of credit with M&T Bank (the “Credit Agreement”), reducing the balance to $4.8 million.

On May 13, 2026, the Company made a payment of approximately $4.8 million on the line of credit, reducing the balance to zero.

On June 10, 2026, the Company voluntarily cancelled its line of credit. By doing so, the Company is no longer subject to maintaining the minimum Fixed Charge Coverage Ratio and maximum Total Leverage Ratio financial covenants which were part of the Credit Agreement. Further, the Company no longer has to pay a usage fee for the unused portion of the line of credit.

Note 7 — Long-Term Debt

Long-term debt consists of the following at June 30, 2026 and December 31, 2025:

	2026	2025

The Company entered into a $863,607 mortgage note payable, securitized by the Company’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in February 2029.	$779,208	$799,052

The Company entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s stockholder.	590,225	616,440

On November 13, 2025, the Company entered into a $1,268,732 Stockholder Loan with the CEO, the proceeds of which were applied to pay down the M&T term notes above. The note amortization calls for monthly payments of $40,031.03 at 6.95% effective annual rate and matures on October 31, 2028. On February 28, 2026, the Company borrowed an additional $200,000 from the same stockholder with identical terms, other than the second loan matures on January 31, 2029 and calls for monthly payments of $6,310.40 at 6.95% effective annual rate. Payment for both notes began on June 30, 2026, and for the second quarter of 2026 included $37,805 of principal payment.	1,430,927	1,268,732

Total Long-Term Debt	2,800,360	2,684,224

Less: Unamortized Debt Issuance Costs	42,675	55,091

Long-Term Debt, Less Unamortized Debt Issuance Costs	2,757,685	2,629,133

Less: Current Maturities	568,924	499,853

Long-Term Debt	$2,188,761	$2,129,280

At June 30, 2026, the future debt maturities are as follows:

December 31, 2026	$278,619
2027	584,072
2028	814,328
2029	105,525
2030	109,886
Thereafter	907,930
Total	$2,800,360

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Retirement Plan

The Company maintains a 401(k) retirement plan covering eligible employees of the Company and its affiliates. Under the plan, participants may defer up to 100% of their annual compensation, subject to legal limitations. Syntec Optics matches 50% of employee contributions, up to the first 6% of annual compensation deferred (for a maximum company contribution of 3% of annual compensation).

Total contributions for the Company for the three months ended June 30, 2026 and 2025 amounted to $52,000 and $45,000, respectively, and for the six months ended June 30, 2026 and 2025, Company contributions were $94,000 and $93,000, respectively.

Note 9 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 32.5% and 20.3% for the six months ended June 30, 2026 and 2025, respectively.

Note 10 — Leases

During 2024, the Company entered into finance lease agreements for equipment utilized in its manufacturing facility.

The components of operating and finance lease costs are as follows for the three and six months ended June 30 :

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$-	$-	$-	$-
Finance Lease Cost:
Amortization of assets	$82,157	$82,157	$164,314	$164,314
Interest on liabilities	33,078	40,073	68,076	81,837

Total lease cost	$115,235	$122,230	$232,390	$246,151

Supplemental cash flow information related to leases are as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$-	$-	$-
Operating cash flows from finance leases	33,078	40,073	68,076	81,837
Financing cash flows from finance leases	$96,168	$88,576	$190,417	$115,300

The following table summarizes weighted average remaining lease term and discount rates as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	N/A	N/A
Finance leases	3.51	4.00
Weighted average discount rate
Operating leases	N/A	N/A
Finance leases	8.4%	8.4%

Future maturities of our lease liabilities are as follows as of June 30, 2026:

2026 remainder of year	$256,762
2027	513,525
2028	513,525
2029	513,524
Thereafter	-
Total Undiscounted Lease Obligations	1,797,336
Less: Imputed Interest	(218,338)

Present Value of Lease Obligations	$1,578,998

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity

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

Note 12 — Warrants

The following tables presents a roll-forward of the Company’s equity classified warrants from December 31, 2025 to June 30, 2026:

Common Stock Warrants

Warrants outstanding, December 31, 2025	14,107,989
Warrants exercised	-
Warrants outstanding, March 31, 2026	14,107,989

Warrants exercised	1
Warrants outstanding, June 30, 2026	14,107,988

Note 13 — Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted income (loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$256,237	$(343,921)	$(641,620)	$(20,256)
Basic and diluted net income (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.00)

Denominator
Weighted-average shares outstanding	39,191,966	36,920,226	38,078,711	36,920,226
Diluted Shares	39,191,966	36,920,226	38,078,711	36,920,226

Note 14 — Significant Customers

For the three and six months ended June 30, 2026, the Company generated 52% of revenues from three customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. The outstanding accounts receivable due from these customers were approximately $3.3 million as of June 30, 2026.

For the three and six months ended June 30, 2025, the Company generated 43% and 41%, of revenues, respectively, from three customers. The outstanding accounts receivable due from these customers were approximately $2.8 million as of June 30, 2025.

Note 15 — Segment reporting

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

Note 16 — Subsequent Events

On July 23, the Company filed an S-1 registration statement. On July 29, the Company filed the related prospectus under Rule 424(b)(3), which became effective July 29.

This prospectus relates to the resale from time to time by the selling stockholders identified within the prospectus of up to 30,706,090 shares of class A common stock, par value $0.0001 per share (the “common stock” or “common shares”) of Syntec Optics Holdings, Inc. (the “Company,” “Syntec,” “we,” “our,” or “us”).

The shares of common stock covered by this prospectus are currently issued and outstanding shares of our common stock. We are not issuing any new shares under this registration statement and will not receive any proceeds from the sale of shares by the selling stockholders.

The shares of common stock are being registered for resale pursuant to that certain Amended and Restated Registration Rights Agreement, dated as of October 31, 2023, by and among OmniLit Sponsor LLC, a Delaware limited liability company, OmniLit’s officers, directors, initial stockholders, certain non-redemption agreement investors and certain Legacy Syntec (as defined herein) stockholders (the “Registration Rights Agreement”), which we entered into in connection with the Company’s business combination consummated in October 2023. The selling stockholders consist of our Chairman and Chief Executive Officer and certain members of our Board of Directors.

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

In the last three years Syntec Optics launched low weight night vision optics and hybrid light-weight magnifiers and thermal clips in the defense end market. More recently, we have entered the AI-driven military augmented reality (AR) wearables, enhancing situational awareness for warfighters.

Syntec Optics also announced biomedical mirrors for sensing in the medical end market. Rounding out new product launches, in the communication end market, Syntec Optics launched microlens arrays and low earth satellite optics. This includes incorporating its high-precision photonics into critical orbital safety components, enhancing collision avoidance in space, a growing concern as space traffic continues to increase.

Recent Developments

In the second quarter of 2026, the Company’s common stock was added to the Russell 3000® Index. Management believes inclusion in the index may increase the Company’s visibility among institutional investors and enhance trading liquidity.

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

Results of Operations

Comparisons for the Three and Six Months Ended June 30, 2026 and 2025

The following tables set forth our results of operations for the three and six months ended June 30, 2026 and 2025, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report and is qualified in its entirety by reference to such financial statements and related notes .

	Three Months Ended
	June 30, 2026	% of Net Sales	June 30, 2025	% of Net Sales

Net Sales	$8,273,858	100%	$6,559,455	100%
Cost of Goods Sold	6,130,794	74%	4,961,489	76%
Gross Profit	2,143,064	26%	1,597,966	24%
General and Administrative Expenses	1,821,676	22%	1,744,216	27%
(Loss) Income from Operations	321,388	4%	(146,250)	-2%
Other (Expense) Income
Other (Expense) Income	78,182	1%	11,298	0%
Interest Expense, Including Amortization of Debt Issuance Costs	(143,333)	-2%	(208,969)	-3%
Total Other Expense	(65,151)	-1%	(197,671)	-3%
(Loss) Income Before Benefit From Provision for Income Taxes	256,237	3%	(343,921)	-5%
Provision for (Benefit From) Income Taxes	-	0%	-	0%
Net (Loss) Income	$256,237	3%	$(343,921)	-5%

	Six Months Ended
	June 30, 2026	% of Net Sales	June 30, 2025	% of Net Sales

Net Sales	$14,787,224	100%	$13,628,497	100%
Cost of Goods Sold	11,683,368	79%	9,721,913	71%
Gross Profit	3,103,856	21%	3,906,584	29%
General and Administrative Expenses	3,558,515	24%	3,524,382	26%
(Loss) Income from Operations	(454,659)	-3%	382,202	3%
Other (Expense) Income
Other (Expense) Income	147,482	1%	16,995	0%
Interest Expense, Including Amortization of Debt Issuance Costs	(334,443)	-2%	(409,865)	-3%
Total Other Expense	(186,961)	-1%	(392,870)	-3%
(Loss) Income Before Benefit From Provision for Income Taxes	(641,620)	-4%	(10,668)	0%
Provision for (Benefit From) Income Taxes	-	0%	9,588	0%
Net (Loss) Income	$(641,620)	-4%	$(20,256)	0%

Net Sales

Net sales increased by $1.7 million, or 26%, to $8.3 million for the three months ended June 30, 2026, as compared to $6.6 million for the three months ended June 30, 2025. This increase was due to increases across all four of our served industries, as detailed in Note 3 to the financial statements. For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, sales were up from $13.6 million in 2025 to $14.8 million in 2026. Sales were up significantly in three of the four industries served, while year to date sale in the medical industry were down. This decrease in medical was due to a shipping hold to one particular customer in the first quarter, as described in our first quarter 10-Q. Shipments to that customer were back to normal in the second quarter.

Cost of Goods Sold

Cost of revenue increased by $1.1 million, to $6.1 million for the three months ended June 30, 2026, as compared to $5.0 million for the three months ended June 30, 2025. This increase was generally proportionate to the increase in revenue, for the same period. Cost of revenue increased by $2.0 million, to $11.7 million for the six months ended June 30, 2026, as compared to $9.7 million for the six months ended June 30, 2025. This increase was primarily due to an increase in material costs, particularly for aluminum.

Gross Profit

Gross profit increased by 34%, to $2.1 million for the three months ended June 30, 2026, as compared to $1.6 million for the three months ended June 30, 2025. As a percentage of revenue, this increase was proportionate to the increases in revenue and cost of goods sold for the comparison periods. For the six months ended June 30, 2026 compared to the same six-month period in 2025, gross profits were down from $3.9 million in 2025 to $3.1 million in 2026. The decrease was primarily due to the increase in material cost as described above, combined with the lower performance in the first quarter.

General and Administrative Expenses

General and administrative expenses increased slightly by 4% for the quarter ended June 30, 2026, as compared to the same period for 2025. For the six months ended June 30, 2026 as compared to the same six month period in 2025, these expenses remained flat, increasing just 1%.

Total Other Expenses

Other expenses improved by $0.1 million for the three months ended June 30, from an expense of $0.2 million for the three months ended June 30, 2025, to an expense of $0.1 million for the three months ended June 30, 2026. For the six months ended June 30, expenses decreased from $0.4 million in 2025 to $0.2 million in 2026. In both comparison periods, the improvement was primarily due to the debt reductions and the increase in interest earned on our larger cash balance.

Income Tax Expense (Benefit)

Income tax expense (benefit) remained flat, with no material change when comparing the three and six months ended June 30, 2026 and 2025.

Net Income (Loss)

We experienced income of $0.3 million for the three months ended June 30, 2026, as compared to a loss of $0.3 million for the same three-month period ended in 2025. This turnaround from a loss to positive income, was primarily due to the improvement in gross profit as detailed above. For the six-month period ended June 30, 2026, we experienced a loss of $0.6 million, as compared to nearly zero earnings for the same period in 2025. This decrease in year-to-date earnings in 2026 was attributable to the significant loss experienced in the first quarter of 2026, partially offset by the positive earnings in the second quarter.

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

The table below presents our adjusted EBITDA, reconciled to net income for the three and six months ended June 30, 2026 and 2025.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net (Loss) Income	$256,237	$(343,921)	$(641,620)	$(20,256)
Stock-Based Compensation Expense BOD (1)	75,000		150,000
Depreciation	532,482	676,623	1,072,164	1,387,427
Amortization of Debt Issuance Costs	8,246	2,418	12,416	4,834
Interest (Earned) Expense	(54,303)	207,623	105,411	409,579
Taxes	-		-	9,588
Non-Recurring Items
Executive Transition (2)	-	135,246	-	249,189
One-time Contract exit costs	-	11,750	-	21,063
Non-recurring property damage	-	-	23,211	21,261

Adjusted EBITDA	$817,662	$689,739	$721,582	$2,082,685

In the quarters ended June 30, 2026 and 2025:

(1)	Stock-based compensation was issued to independent Board members.
(2)	A succession plan was required for the transition of the CEO at 2024 year-end.

Liquidity and Capital Resources

Overview

The Company continues to generate positive cash flows from operations.

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

The Company used a portion of the proceeds from both of these transactions to repay some of its indebtedness, approximately $6.8 million, and proceeded to close out its existing line of credit.

This financing significantly enhances the Company’s liquidity position and financial flexibility, and is expected to support ongoing operations, growth initiatives, and strategic investments.

Capital Requirements

The Company expects that cash generated from operations together with the proceeds received from the public stock offering, will be sufficient to fund operations, working capital needs, and contractual obligations for at least the next twelve months.

Cash Flow — Six Months Ended June 30, 2026 and 2025

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	2026	2025
Net Cash Provided By Operating Activities	$170,617	$141,241
Net Cash Used in Investing Activities	(1,070,485)	(604,772)
Net Cash Provided By Financing Activities	14,588,105	151,829

Net Increase (Decrease) in Cash	13,688,237	(311,702)

Cash - Beginning	358,867	598,787

Cash - Ending	$14,047,104	$287,085

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$105,411	$409,579

Cash Paid for Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$16,476	$40,362
Issuance of finance lease for acquisition of equipment	$7	$23

Operating Activities

Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2026, as compared to net cash provided by operating activities of $0.1 million for the six months ended June 30, 2025. The primary drivers of operating cash flows for the six months ended June 30, 2026 included depreciation of $1.1 million, a decrease in accounts receivable of $1.2 million, an increase in deferred revenue of $0.7 million, and a decrease in inventory of $0.3 million. In addition, stock-based compensation, amortization of debt issuance costs, and changes in allowance for expected credit losses contributed $0.3 million in aggregate. These favorable items were partially offset by a net loss of $0.6 million and a decrease in accounts payable and accrued expenses of $0.4 million..

Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2026, as compared to net cash used in investing activities of $0.6 million for the six months ended June 30, 2025. The net cash used in investing activities increased primarily due to the purchase of two large machines for approximately $0.5 million and $0.3 million each, plus several smaller purchases.

Financing Activities

Net cash provided by financing activities was $14.6 million for the six months ended June 30, 2026, as compared to net cash provided by financing activities of $0.2 million for the six months ended June 30, 2025. The primary driver of this change was the aforementioned public stock offering, generating $21.4 million net, partially offset by the line of credit paydown of $6.8 million, and other debt related activity totaling $0.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in interest rates, which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rates

Our exposure to market risk associated with changes in interest rates used to relate primarily to our borrowings under our Senior Credit Facilities, where we had approximately $6.8 million of outstanding variable rate debt entering the second quarter of 2026. As that debt was extinguished during the quarter, our interest rate exposure on debt has been minimized. However, we now have a significant amount of cash which is earning interest at rates comparable to short term T-bills. At present investment levels, a 100 basis point decrease in interest rates would decrease our annual pre-tax interest earned by approximately $130,000.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SYNTEC OPTICS HOLDINGS, INC

Date: August 10, 2026	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

