Form 10-Q
period 2026-09-30
SYNTEC OPTICS HOLDINGS, INC.
filed 2026-11-13
CIK 1866816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 06, 2026, there were 40,279,878 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

SYNTEC OPTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Unaudited Condensed Consolidated Financial Statements

SYNTEC OPTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	2026 (unaudited)	2025
ASSETS

Current Assets
Cash	$14,357,869	$358,867
Accounts Receivable, net of allowance for expected credit losses of $269,013 and $133,022, respectively	6,346,861	6,241,768
Inventory, net	7,365,004	7,884,943
Prepaid Expenses and Other Assets	393,345	655,827

Total Current Assets	28,463,079	15,141,405

Property and Equipment, Net	9,429,324	9,172,703

Total Assets	$37,892,403	$24,314,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,677,772	$2,691,748
Accrued Expenses	1,023,470	683,397
Federal Income Tax Payable	169,582	169,582
Deferred Revenue	124,044	66,420
Line of Credit	-	6,763,863
Current Maturities of Debt Obligations	96,541	93,358
Current Maturities of Debt Obligations - Related Party	481,225	406,495
Current Maturities of Finance Lease Obligations	376,598	354,499

Total Current Liabilities	3,949,232	11,229,362

Long-Term Liabilities
Long-Term Debt Obligations	1,206,977	1,267,043
Long-Term Debt Obligations - Related Party	835,010	862,237
Long-Term Finance Lease Obligations	1,104,431	1,414,611

Total Long-Term Liabilities	3,146,418	3,543,891

Total Liabilities	7,095,650	14,773,253

Commitments and Contingencies

Stockholders’ Equity
CL A Common Stock, Par value $.0001 per share; 121,000,000 authorized; 40,279,878 issued and outstanding as of September 30, 2026; 36,920,226 issued and outstanding as of December 31, 2025;	4,028	3,692
Additional Paid-In Capital	24,327,789	2,677,181
Retained Earnings	6,464,936	6,859,982

Total Stockholders’ Equity	30,796,753	9,540,855

Total Liabilities and Stockholders’ Equity	$37,892,403	$24,314,108

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Sales	$8,542,554	$6,950,220	$23,329,778	$20,578,717

Cost of Goods Sold	6,599,592	6,095,861	18,282,960	15,817,774

Gross Profit	1,942,962	854,359	5,046,818	4,760,943

General and Administrative Expenses	1,730,807	2,072,962	5,289,322	5,597,344

Income (Loss) from Operations	212,155	(1,218,603)	(242,504)	(836,401)

Other (Expense) Income
Other Income (Expense)	(18,500)	1,162	49,248	9,124
Interest Income	124,008	2,733	203,742	11,766
Interest Expense, Including Amortization of Debt Issuance Costs	(71,089)	(214,425)	(405,532)	(624,290)

Total Other Income (Expense)	34,419	(210,530)	(152,542)	(603,400)

Income (Loss) Before Provision for (Benefit From) Income Taxes	246,574	(1,429,133)	(395,046)	(1,439,801)

Provision for Income Taxes	-	-	-	9,588

Net Income (Loss)	$246,574	$(1,429,133)	$(395,046)	$(1,449,389)

Net Income (Loss) per Common Share
Basic and diluted	$0.01	$(0.04)	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	40,279,878	36,920,226	38,820,497	36,920,226

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, December 31, 2025	36,920,226	$3,692	$2,677,181	$6,859,982	$9,540,855

Net Loss	-	-	-	(897,857)	(897,857)

Stock-Based Compensation	73,938	7	74,993	-	75,000

Balances, March 31, 2026	36,994,164	$3,699	$2,752,174	$5,962,125	$8,717,998

Net Income	-	-	-	256,237	256,237

Proceeds from Issuance of Common Stock	3,285,713	329	21,425,603	-	21,425,932

Warrants Exercised for Cash	1	-	12	-	12

Stock-Based Compensation	-	-	75,000	-	75,000

Balances, June 30, 2026	40,279,878	4,028	24,252,789	6,218,362	30,475,179

Net Income	-	-	-	246,574	246,574

Stock-Based Compensation	-	-	75,000	-	75,000

Balances, September 30, 2026	40,279,878	$4,028	$24,327,789	$6,464,936	$30,796,753

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

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	2026	2025
Cash Flows From Operating Activities
Net Loss	$(395,046)	$(1,449,389)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation	1,620,355	2,033,935
Amortization of Debt Issuance Costs	12,416	7,250
Stock-Based Compensation	225,000	225,000
Change in Allowance for Expected Credit Losses	135,991	21,571
Change in Reserve for Obsolescence	(27,053)	(6,499)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(241,084)	(103,308)
Inventory	546,992	(962,154)
Prepaid Expenses and Other Assets	262,482	351,473
Accounts Payable and Accrued Expenses	(906,965)	395,423
Federal Income Tax Receivable	-	179,376
Deferred Revenue	57,624	(16,149)
Net Cash Provided By Operating Activities	1,290,712	676,529

Cash Flows From Investing Activities
Purchases of Property and Equipment	(1,643,914)	(643,808)

Net Cash Used in Investing Activities	(1,643,914)	(643,808)

Cash Flows From Financing Activities
Repayments on Line of Credit	(6,763,863)	-
Borrowing on Line of Credit	-	500,000
Repayments on Debt Obligations - Related Parties	(152,497)	-
Borrowing on Debt Obligations - Related Parties	200,000	-
Repayments on Debt Obligations	(69,299)	(346,463)
Repayments on Finance Lease Obligations	(288,081)	(207,121)
Proceeds from Warrants Exercised	12	-
Gross Proceeds from Issuance of Common Stock	22,999,991	-
Payment of Common Stock Issuance Costs	(1,574,059)	-
Net Cash Provided (Used) By Financing Activities	14,352,204	(53,584)

Net Increase (Decrease) in Cash	13,999,002	(20,863)

Cash - Beginning	358,867	598,787

Cash - Ending	$14,357,869	$577,924

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$370,586	$622,197

Cash Paid for Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable	$233,062	$2,050
Issuance of Common Stock for Stock-Based Compensation	$7	$23

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Nature of Business

Syntec Optics Holdings, Inc., together with its subsidiaries and its consolidated variable interest entity, ELR Associates, LLC (“ELR”), is referred to collectively as the “Company” or “Syntec Optics.”

The Company is a vertically integrated manufacturer of optics and photonics components and subsystems. Its products and capabilities include opto-mechanical components, optical elements of various geometries, prototype and production diamond-turned optics, and optical systems, including optical and electro-optical assembly, design, and coating. The Company sells to customers in the United States and Europe across the Space Tech, Defense Tech, Life Sciences, AI Data Center / Power, and Other including Scientific Instruments. The Company has one reportable segment because its operating segments meet the requirements for aggregation.

Principles of Consolidation

The consolidated financial statements include the accounts of Syntec Optics Holdings, Inc. and its wholly owned subsidiary, Syntec Optics, as well as ELR, a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company’s variable interest in ELR arises from its guarantee of payment of ELR’s mortgage on the manufacturing facility used exclusively by Syntec Optics. All significant intercompany accounts and transactions have been eliminated in consolidation.

ELR Associates, LLC

ELR’s total assets, consisting principally of cash and cash equivalents, other assets, and property and equipment, were $2.5 million as of both September 30, 2026 and December 31, 2025. Total liabilities, consisting of current liabilities and long-term debt, were $1.3 million and $1.4 million as of September 30, 2026 and December 31, 2025, respectively. ELR’s net income was $0.1 million for the nine months ended September 30, 2026 and $0.2 million for the year ended December 31, 2025. ELR’s retained earnings were $1.2 million as of September 30, 2026.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

The Company has provided a discussion of significant accounting policies, estimates and judgements in its 2025 Annual Report. Other than the Non-Recurring Engineering Services and Tooling topic reported below, there have been no changes to the Company’s significant accounting policies since December 31, 2025.

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

Non-Recurring Engineering Services and Tooling

The Company enters into contracts with customers to provide non-recurring engineering and tooling (“NRE”) services related to the design, development, qualification, and customization of optical and photonic products. NRE activities may represent a distinct performance obligation or may be combined with other promised goods and services depending on the facts and circumstances of the arrangement and the application of ASC 606.

Revenue from NRE arrangements is recognized either at a point in time or over time, depending on the nature of the performance obligation and the transfer of control to the customer. For certain NRE projects, revenue is recognized upon completion and delivery of the contracted deliverable, customer acceptance, or other transfer of control criteria. For other NRE projects, revenue is recognized over time when the applicable criteria under ASC 606 are met, including situations in which the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

For NRE arrangements recognized over time, the Company measures progress toward satisfaction of the performance obligation using an input method based on costs incurred relative to total estimated costs expected to complete the project. Management believes this method faithfully depicts the transfer of control of services to the customer because costs incurred are directly correlated with the Company’s efforts in satisfying its contractual obligations and the value transferred to the customer. Estimated project costs are reassessed periodically, and changes in estimates are recognized on a cumulative catch-up basis in the period in which such changes are identified.

During the nine months ended September 30, 2026, a significant NRE program met the criteria for over-time revenue recognition, resulting in a greater proportion of NRE revenue being recognized using the cost-to-cost method than in prior periods.

Recent Accounting Pronouncements

Accounting Standard Adopted:

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with the amendments applied on a prospective basis. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis and elected the practical expedient described above. Adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted:

The Company continues to evaluate the impact of adopting ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, issued November 2024, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, issued January 2025, which will require additional footnote disclosures breaking down certain income statement expenses, including cost of goods sold and general and administrative expenses, into categories such as inventory purchases, employee compensation, depreciation, and intangible asset amortization, as applicable. The guidance also requires disclosure of total selling expenses. The Company anticipates adoption for the year ending December 31, 2027, and for quarterly reporting beginning in 2028. Adoption is expected to expand disclosures without changing the recognition or measurement of expenses.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies existing interim financial reporting requirements, consolidates required interim disclosures, and establishes a principle requiring disclosure of events since the most recent annual reporting period that have a material impact on the Company. The amendments are effective for public business entities for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively. The Company continues to evaluate the impact on its quarterly financial statement disclosures and anticipates adoption when required under the transition provisions applicable to the Company.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies existing accounting guidance, corrects errors, and makes minor improvements across various accounting topics. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted, and transition requirements vary by amendment. The Company anticipates adopting the guidance effective January 1, 2027, and continues to evaluate the applicable amendments. Consistent with its preliminary assessment, the Company does not expect adoption to have a material impact on its consolidated financial statements.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Disaggregated Revenues

The following table disaggregates revenue by revenue stream for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Product	$7,336,583	$6,734,332	$21,955,742	$20,002,436
NRE	1,205,971	215,888	1,374,036	576,281
Total	$8,542,554	$6,950,220	$23,329,778	$20,578,717

Syntec Optics’ management periodically reviews revenue by end market to evaluate its revenue mix and identify trends. Beginning with the quarter ended September 30, 2026, the Company revised its end-market categories from Communication, Consumer, Defense and Medical to Space Tech, Defense Tech, Life Sciences, AI Data Center / Power, and other including Scientific Instruments. The revised categories provide greater visibility into the applications served by the Company’s products and the demand drivers affecting its revenue, including separately identifying space-related applications previously included within broader markets.

This change affects only the classification of revenue by end market and does not affect total revenue, the timing of revenue recognition, or the separate presentation of revenue by revenue stream. Comparative end-market amounts have been reclassified to conform to the current presentation.

Space Tech: Products supporting space technology, including space-related communications and defense applications.

Defense Tech: Products used in non-space-related defense applications. This also includes related items that can be sold into the civilian consumer market.

Life Sciences: Products used in medical devices, diagnostics, laboratory equipment and related applications.

AI Data Center / Power: Products used in artificial intelligence or data center infrastructure.

Other including Scientific Instruments: Primarily optical products sold into the scientific instrument market, together with products serving applications outside the other defined end markets.

Revenue is classified based on the end-use application of the related product or customer program. Space-related applications, including defense applications, are included in Space Tech and excluded from the other categories.

The following table disaggregates revenue as outlined above for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Space Tech	$1,268,887	$585,422	$4,341,557	$2,040,535
Defense Tech	4,179,647	3,185,954	10,624,163	8,241,777
Life Sciences	2,673,740	2,396,962	6,978,088	7,557,051
AI Data Center / Power	188,612	488,293	764,635	1,973,541
Other Including Scientific Instruments	231,668	293,589	621,335	765,813
Total	$8,542,554	$6,950,220	$23,329,778	$20,578,717

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

Inventory consists of the following at September 30, 2026 and December 31, 2025:

	2026	2025

Raw Materials	$490,677	$360,280
Work-in-Process	7,195,968	7,956,924
Finished Goods	234,878	151,311
	7,921,523	8,468,515
Less: Reserve for Obsolescence	556,519	583,572

Inventory	$7,365,004	$7,884,943

Note 5 — Property and Equipment

Property and equipment consists of the following at September 30, 2026 and December 31, 2025:

	2026	2025

Machinery and Equipment	$36,402,180	$34,541,704
Building and Leasehold Improvements	5,500,116	5,483,616
Land	130,000	130,000
Office Furniture and Equipment	2,295,748	2,295,748
Tooling	169,307	169,307
Vehicles	24,059	24,059
	44,521,410	42,644,434
Less: Accumulated Depreciation	35,092,086	33,471,731

Property and Equipment, Net	$9,429,324	$9,172,703

Depreciation expenses were $548,191 and $646,506 for the three months ended September 30, 2026 and 2025, respectively, and $1,620,355 and $2,033,935 for the nine months ended September 30, 2026 and 2025, respectively.

Finance lease right-of-use (“ROU”) assets are included in machinery and equipment in the table above, and the related accumulated amortization is included in accumulated depreciation. The net carrying amounts of these assets were $1.6 million and $1.8 million for September 30 2026 and December 31 2025 respectively.

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Line of Credit

During the second quarter of 2026, the Company repaid the outstanding $6.8 million balance under its line of credit with M&T Bank and subsequently voluntarily cancelled the line of credit on June 10, 2026. As a result of the cancellation, the Company is no longer subject to the financial covenants or unused-line usage fee associated with the former credit agreement.

Note 7 — Long-Term Debt

Long-term debt consists of the following at September 30, 2026 and December 31, 2025:

	2026	2025

ELR Associates, LLC, a fully consolidated variable interest entity of the Company, entered into a $863,607 mortgage note payable, securitized by ELR’s real estate and cross-collateralized with all Company assets, with M&T Bank, requiring monthly installments of $7,389, including interest at a fixed rate of 6.13%. The note matures in March 2031, with a lump sum payment due.	$769,185	$799,052

ELR Associates, LLC, entered into a $1,064,000 term note payable with the U.S. Small Business Administration, requiring monthly installments of $6,652, including fees and interest at a fixed rate of 2.22%. The note matures in June 2036. The note is secured by certain assets of the Company and a personal guaranty of the Company’s CEO and majority stockholder.	577,008	616,440

On November 13, 2025, the Company entered into a $1,268,732 Stockholder Loan with the CEO, the proceeds of which were applied to pay down a now extinguished M&T term note. The note amortization calls for monthly payments of $40,031.03 at 6.95% effective annual rate and matures on October 31, 2028, with a lump sum payment due of the remaining balance, if any. On February 28, 2026, the Company borrowed an additional $200,000 from the same stockholder with identical terms, except that the second loan matures on January 31, 2029 and calls for monthly payments of $6,310.40 at 6.95% effective annual rate, with a lump sum payment due of the remaining balance, if any. Payment for both notes began on June 30, 2026, and included $114,692 in principal payments during the third quarter of 2026.	1,316,235	1,268,732

Total Debt	2,662,428	2,684,224

Less: Unamortized Debt Issuance Costs	42,675	55,091

Debt, Less Unamortized Debt Issuance Costs	2,619,753	2,629,133

Less: Current Maturities	577,766	499,853

Total Debt	$2,041,987	$2,129,280

At September 30, 2026, the future debt maturities are as follows:

December 31, 2026	$140,369
2027	583,956
2028	814,204
2029	105,394
2030	109,747
Thereafter	908,758
Total	$2,662,428

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

Total contributions for the Company for the three months ended September 30, 2026 and 2025 amounted to $46,000 and $47,000, respectively, and for the nine months ended September 30, 2026 and 2025, Company contributions were $141,000 and $140,000, respectively.

Note 9 — Income Taxes

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate was 0.0% and 0.7% for the nine months ended September 30, 2026 and 2025, respectively. The current effective tax rate is primarily driven by the full valuation allowance.

Note 10 — Leases

During 2024, the Company entered into finance lease agreements for equipment utilized in its manufacturing facility.

The components of operating and finance lease costs are as follows for the three and nine months ended September 30 :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$-	$-	$-	$-
Finance Lease Cost:
Amortization of assets	82,157	82,157	246,471	246,471
Interest on liabilities	31,278	38,258	99,659	120,095

Total lease cost	$113,435	$120,415	$346,130	$366,566

Supplemental cash flow information related to leases is as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$-	$-	$-	$-
Operating cash flows from finance leases	31,278	38,258	99,659	120,095
Financing cash flows from finance leases	$97,969	$88,576	$288,081	$207,121

The following table summarizes weighted average remaining lease term and discount rates as of September 30, 2026, and December 31, 2025:

	30-Sep-26	31-Dec-25
Weighted average remaining lease term (years)
Operating leases	n/a	n/a
Finance leases	3.25	4.00
Weighted average discount rate
Operating leases	n/a	n/a
Finance leases	8.4%	8.4%

Future maturities of our lease liabilities are as follows as of September 30, 2026:

2026 remainder of year	$128,381
2027	513,525
2028	513,525
2029	513,524
Thereafter	-
Total Undiscounted Lease Obligations	1,668,955
Less: Imputed Interest	(187,926)

Present Value of Lease Obligations	$1,481,029

SYNTEC OPTICS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity

In April and May 2026, the Company completed a public offering of 3,285,713 shares of common stock, including the underwriter’s full exercise of its over-allotment option. Net proceeds to the Company were approximately $21.4 million.

Note 12 — Warrants

The following table presents a roll-forward of the Company’s equity classified warrants from December 31, 2025 to September 30, 2026:

Common Stock Warrants

Warrants outstanding, December 31, 2025	14,107,989
Warrants exercised	-
Warrants outstanding, March 31, 2026	14,107,989

Warrants exercised	1
Warrants outstanding, June 30, 2026	14,107,988

Warrants exercised	-
Warrants outstanding, September 30, 2026	14,107,988

Note 13 — Income (Loss) Per Share

The following table sets forth the information needed to compute basic and diluted income (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$246,574	$(1,429,133)	$(395,046)	$(1,449,389)
Basic and diluted net income (loss) per share	$0.01	$(0.04)	$(0.01)	$(0.04)

Denominator
Weighted-average shares outstanding	40,279,878	36,920,226	38,820,497	36,920,226
Diluted Shares	40,279,878	36,920,226	38,820,497	36,920,226

For the three and nine months ended September 30, 2026 and 2025, certain common shares issuable were excluded from the computation of diluted shares, as their inclusion would have been anti-dilutive.

Shares excluded from net (loss) earnings per share
Warrants Outstanding *1	14,107,988	14,107,989	14,107,988	14,107,989
Contingent Earnout Shares *2	26,000,000	26,000,000	26,000,000	26,000,000
Performance Based Management Earnout *3	-	2,000,000	-	2,000,000
Total shares excluded from net (loss) earnings per share	40,107,988	42,107,989	40,107,988	42,107,989

*1	- As of September 30, 2026 and 2025, the exercise price of $11.50 exceeds market price of stock.
*2	- As of September 30, 2026 and 2025, conditions for issuance were not satisfied.

*3	- As of September 30, 2025, conditions for issuance were not satisfied. The earnout was expired for 2026.

Note 14 — Significant Customers

For the three months ended September 30, 2026, the Company generated 42% of revenues from three different customers. These three customers are in different end-markets utilizing diverse manufacturing capabilities from the Company. For the nine months ended September 30, 2026, the Company generated 47% of revenues from three customers, two of the three being the same as those referenced for the three-month period. The outstanding accounts receivable due from the customers making up 47% of year-to-date sales were approximately $2.6 million as of September 30, 2026.

For the three months ended September 30, 2025, the Company generated 48% of revenues from three different customers. For the nine months ended September 30, 2025, the Company generated 42% of revenues from the same three customers. The outstanding accounts receivable due from these customers were approximately $3.0 million as of September 30, 2025.

Note 15 — Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews the financial statements on a consolidated basis. The CODM uses the Company’s long-range plan to allocate resources. The CODM makes decisions on resource allocation, assesses performance, and monitors budget versus actual results using consolidated income (loss) from operations.

Significant expenses within income (loss) from operations, as well as within net income (loss), include general and administrative expenses, and other expenses which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed financial statements and notes.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts contained in this report, including, among others, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. Our actual results and financial condition may differ materially from those expressed or implied in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

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

Overview

Syntec Optics is vertically integrated from design and component manufacturing for lens system assembly to imaging module integration for system solutions. Making our own tools, molding, and nanomachining allows close interaction and recut ability, enabling special techniques to hold tolerances up to the sub-micron level. Syntec Optics has assembled a world class design for manufacturability team to augment its production team with deep expertise to fully leverage our vertical integration from component making to optics and electronics assembly. Syntec Optics has steadily developed a variety of other complementary manufacturing techniques to provide a wide suite of horizontal capabilities including thin films deposition coatings, glass molding, polymer molding, tool-making, mechanicals manufacturing, and nanomachining.

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

Our designs and assembly processes are developed in-house in the United States. In 2016, Syntec Optics expanded its manufacturing facility to nearly 90,000 square feet, allowing us to increase our production capacity and offer additional advanced manufacturing processes under one roof which provides us with the ability to increase sales to existing customers and increase penetration of our end-markets. Our facility provides a streamlined, partially autonomous production process for our current customers, which comprises optical assembly, electro-optics assembly, polymer optics molding, glass optics molding, opto-mechanical assembly, nanomachining and thin films coating. Our facility also provides the ability to expand the number of advanced manufacturing processes to handle increased volumes of existing and new customer orders.

Syntec Optics focuses on the end markets of Space Tech, Defense Tech, Life Sciences, AI Data Center / Power, and others including Scientific Instruments. all with several mission-critical applications with strong tailwinds.

In the last three years Syntec Optics launched low weight night vision optics and hybrid light-weight magnifiers and thermal clips in the Defense Tech end market. More recently, in the same market, we have entered the AI-driven military augmented reality (AR) wearables field, enhancing situational awareness for warfighters.

Syntec Optics also announced biomedical mirrors for sensing in the Life Sciences end market. Rounding out new product launches, in the Space Tech end market, Syntec Optics launched microlens arrays and low earth satellite optics. This includes incorporating its high-precision photonics into critical orbital safety components, enhancing collision avoidance in space, a growing concern as space traffic continues to increase.

Key Factors Affecting Our Operating Results

Our financial position and results of operations depend to a significant extent on the following factors:

End Market Consumers

The demand for our products ultimately depends on demand from customers in our current end markets. We generate sales through (1) Tier 1 suppliers and (2) through OEMs.

An increasing proportion of our sales has been and is expected to continue to be derived from sales to defense, biomedical and industrial/consumer OEMs, driven by continued efforts to develop and expand sales to OEMs with whom we have longstanding relationships. Future OEM sales will be subject to risks and uncertainties, including the number of defense, biomedical and industrial/consumer products these OEMs manufacture and sell, which in turn may be driven by the expectations these OEMs have around end market demand.

Demand from end markets is impacted by a number of factors, including travel restrictions (global pandemics or geo-political conflicts), fuel costs and energy demands (including an increasing trend towards the use of green energy), as well as overall macro-economic conditions. Sales of our optics and photonics enabled components and sub-components have also benefited from the increased global conflict, the United States’ dynamic relationships with other world powers that may have a conflicting view with western-style democracy, the movement towards reshoring of advanced manufacturing, biomedical components and sub-components needed to support physicians in their battle against global pandemics, and the increased global demand for high-fidelity data communications on all corners of the globe.

Syntec Optics plans to further consolidate and add bolt-on acquisitions for inorganic growth in the fragmented photonics industry by expanding our portfolio of existing U.S.-based advanced manufacturing processes of making thin-film coated glass, crystal, and/or polymer components and their housings, which are ultimately assembled into high performance hybrid electro-optics sub-systems. Syntec Optics entered the Space Tech end market in 2023. Syntec Optics is currently engaged as a supplier for a U.S. Department of Commerce’s National Institute of Standards and Technology (“NIST”) funded research and development project for the sensing end market. The Space Tech end market is characterized by the use of optics and photonics for data transmittal and reception of information, including, for example, satellite communications and other associated applications. The Life Sciences end-market includes the use of optics and photonics to detect scattered light or light with an altered refractive index due to the presence of a medium within a wide range of potential applications, including, for example, disease detection and other associated applications.

Supply

We currently rely on strategically selected electronics, highly engineered polymers and aluminum manufacturers located in the United States to manufacture our highly specialized optic and photonics enabled components and sub-components, and we intend to continue to rely on these suppliers going forward. Our close working relationships with our Unites States-based suppliers, reflected in our ability to (x) increase our purchase order volumes (qualifying us for related volume-based discounts) and (y) order and receive delivery of raw materials in anticipation of required demand, have helped us moderate increased supply-related costs associated with inflation and to avoid potential shipment delays. To mitigate against potential adverse production events, we opted to build our inventory of key raw materials.

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

Production Capacity

All of our design, advanced manufacturing and assembly currently take place at our nearly 90,000 square foot headquarters and manufacturing facility located in Rochester, New York. We currently operate optical, opto-mechanical and electro-optical assembly lines in addition to molding, nanomachining, testing and thin-film production lines. Consistent with our operating history, we plan to continue to automate additional aspects of our advanced manufacturing operations. Our existing facility has the capacity to add additional production lines and construct and operate pilot production lines for new components and sub-components, all designed to maximize the capacity of our manufacturing facility. Although our automation efforts are expected to reduce our costs of goods, we may not fully recognize the anticipated savings when planned and could experience additional costs or disruptions to our production activities.

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

Total Other Income (Expense)

Other income (expense) consists primarily of interest income earned, interest expense, and amortization of debt issuance costs.

Results of Operations

Comparisons for the Three and Nine Months Ended September 30, 2026 and 2025

The following tables set forth our results of operations for the three and nine months ended September 30, 2026 and 2025, respectively. This data should be read together with our financial statements and related notes included elsewhere in this Quarterly Report and is qualified in its entirety by reference to such financial statements and related notes.

	Three Months Ended
	September 30, 2026	% of Net Sales	September 30, 2025	% of Net Sales

Net Sales	$8,542,554	100%	$6,950,220	100%
Cost of Goods Sold	6,599,592	77%	6,095,861	88%
Gross Profit	1,942,962	23%	854,359	12%
General and Administrative Expenses	1,730,807	20%	2,072,962	30%
(Loss) Income from Operations	212,155	2%	(1,218,603)	-18%
Other (Expense) Income
Other Income (Expense)	(18,500)	0%	1,162	0%
Interest Income	124,008	1%	2,733	0%
Interest Expense, Including Amortization of Debt Issuance Costs	(71,089)	-1%	(214,425)	-3%
Total Other Expense	34,419	0%	(210,530)	-3%
(Loss) Income Before Provision for (Benefit From) Income Taxes	246,574	3%	(1,429,133)	-21%
Provision for (Benefit From) Income Taxes	-	0%	-	0%
Net (Loss) Income	$246,574	3%	$(1,429,133)	-21%

	Nine Months Ended
	September 30, 2026	% of Net Sales	September 30, 2025	% of Net Sales

Net Sales	$23,329,778	100%	$20,578,717	100%
Cost of Goods Sold	18,282,960	78%	15,817,774	77%
Gross Profit	5,046,818	22%	4,760,943	23%
General and Administrative Expenses	5,289,322	23%	5,597,344	27%
(Loss) Income from Operations	(242,504)	-1%	(836,401)	-4%
Other (Expense) Income
Other Income (Expense)	49,248	0%	9,124	0%
Interest Income	203,742	1%	11,766	0%
Interest Expense, Including Amortization of Debt Issuance Costs	(405,532)	-2%	(624,290)	-3%
Total Other Expense	(152,542)	-1%	(603,400)	-3%
(Loss) Income Before Provision for (Benefit From) Income Taxes	(395,046)	-2%	(1,439,801)	-7%
Provision for (Benefit From) Income Taxes	-	0%	9,588	0%
Net (Loss) Income	$(395,046)	-2%	$(1,449,389)	-7%

Net Sales

Net sales increased by $1.6 million, or 23%, to $8.5 million for the three months ended September 30, 2026, as compared to $6.9 million for the three months ended September 30, 2025. This increase was primarily due to increases in the areas of Defense Tech and Space Tech, as detailed in Note 3 to the financial statements. This included approximately $1.0M of tooling revenue for Defense Tech as we have made significant progress towards commercialization of several new product arrays. For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, sales increased from $20.6 million in 2025 to $23.3 million in 2026. Sales increased significantly in the same two areas of Defense Tech and Space Tech, while down somewhat in the areas of AI Data Center and Life Sciences. This decrease in Life Sciences was due to a shipping hold to one particular customer in the first quarter, as described in our first quarter 10-Q. Shipments to that customer were back to normal in the second quarter. Sales into AI/Data Center were down as shown in Note 3 as a result of product line transition timing with our major customer’s business line. This area is expected to rebound with new product launches in early 2027. Sales in the others including Scientific Instruments category dropped slightly over the comparison periods, but did not have a significant impact.

Cost of Goods Sold

Cost of goods sold increased by $0.5 million, to $6.6 million for the three months ended September 30, 2026, as compared to $6.1 million, for the three months ended September 30, 2025. This increase was lower than the increase in sales, due to the revenue mix for the third quarter containing a high percentage of highly profitable Tooling revenue. Cost of goods sold increased by $2.5 million, to $18.3 million for the nine months ended September 30, 2026, as compared to $15.8 million for the nine months ended September 30, 2025. This increase was primarily due to an increase in material costs, particularly for aluminum.

Gross Profit

Gross profit increased by 127%, to $1.9 million for the three months ended September 30, 2026, as compared to $0.9 million, for the three months ended September 30, 2025. This increase was directly related to the significant increase in revenue combined with a minimal increase in cost of goods sold for the comparison periods. For the nine months ended September 30, 2026 compared to the same nine-month period in 2025, gross profits increased $0.2 million from $4.8 million in 2025 to $5.0 million in 2026. The increase was helped by the highly profitable tooling revenue in the third quarter of 2026, but somewhat offset by the increasing material cost for aluminum.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million for the quarter ended September 30, 2026, as compared to the same period for 2025. For the nine months ended September 30, 2026 as compared to the same nine month period in 2025, the same decrease of $0.3 million was experienced, indicating most of the year to date reduction occurred in the third quarter. This was primarily due to reduced accounting fees, as well as timing of the recognition of certain expenses.

Total Other Income (Expense)

This category improved by $0.2 million for the three months ended September 30, from an expense of $0.2 million for the three months ended September 30, 2025, to a nominal amount of income just over zero for the three months ended September 30, 2026. For the nine months ended September 30, expenses decreased from $0.6 million in 2025 to $0.2 million in 2026. In both comparison periods, the improvement was primarily due to the debt reductions and the increase in interest earned on our larger cash balance.

Income Tax Expense (Benefit)

Income tax expense (benefit) remained flat, with no material change when comparing the three and nine months ended September 30, 2026 and 2025.

Net Income (Loss)

We experienced income of $0.2 million for the three months ended September 30, 2026, as compared to a loss of $1.4 million for the same three-month period ended in 2025. This turnaround from a loss to positive income was primarily due to the improvement in gross profit as detailed above, and in particular improved revenue. For the nine-month period ended September 30, 2026, we experienced a loss of $0.4 million, as compared to a loss of $1.4 million for the same period in 2025. This improvement in year-to-date earnings in 2026 was attributable to the items mentioned above, in particular improved revenue coupled with a reduction in General and Administrative expenses.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Substantially all of the Company’s revenue is generated from the manufacture and sale of precision optics and photonics products and is recognized at a point in time when control of the product transfers to the customer, which is generally upon shipment based on the applicable contractual terms.

Management is required to exercise judgment in evaluating customer contracts to determine the appropriate timing of revenue recognition, including the identification of performance obligations, assessment of transfer of control, and evaluation of contract modifications or other customer-specific arrangements. While most product sales involve a single performance obligation satisfied upon shipment, certain non-recurring engineering (“NRE”), tooling, and development arrangements may require additional analysis under ASC 606 to determine the appropriate performance obligations and timing of revenue recognition.

For certain NRE arrangements, management must determine whether revenue should be recognized at a point in time or over time. When the applicable criteria under ASC 606 are met, including situations where the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time using a cost-to-cost input method based on costs incurred relative to total estimated project costs. This methodology requires significant judgment regarding estimated costs to complete, and changes in such estimates may result in cumulative catch-up adjustments to revenue.

These judgments and estimates are based on contract terms, historical experience, and other factors that management believes are reasonable under the circumstances. Changes in facts, circumstances, or assumptions could affect the amount and timing of revenue recognized and may have a material impact on the Company’s results of operations and financial condition.

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

We recognize the financial statement effect of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management is more likely than not to be realized.

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

Non-GAAP Financial Measures

This Quarterly Report includes a non-GAAP financial measure that we use to supplement our results presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). EBITDA is defined as earnings before interest and other income, tax and depreciation and amortization. Adjusted EBITDA is calculated as EBITDA adjusted for non-recurring items, and business combination expenses. Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it illustrates the underlying financial and business trends relating to our core, recurring results of operations and enhances comparability between periods.

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

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net income (loss) before interest income, interest expense, net of income tax expense, depreciation and amortization, and stock-based compensation expense as adjusted to exclude non-recurring items. We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allows a more relevant comparison of our results of operations to other companies in our industry and is in accordance with the Non-GAAP Financial Measures Compliance & Disclosure Interpretations (Reference Question 102.03).

The Company has identified several non-recurring items included in our non-GAAP adjusted EBITDA financial measure. These items encompass management fees, professional & transaction fees, technology start-up costs, optical molding evaluation expenses, glass molding evaluation expenses, and executive transition expenses.

The table below presents our adjusted EBITDA, reconciled to net income for the three and nine months ended September 30, 2026 and 2025.

NON-GAAP RECONCILIATION OF EBITDA

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income (Loss)	$246,574	$(1,429,133)	$(395,046)	$(1,449,389)
Stock-Based Compensation Expense BOD (1)	75,000	225,000	225,000	225,000
Depreciation	548,191	646,508	1,620,355	2,033,935
Amortization of Debt Issuance Costs	-	2,416	12,416	7,250
Interest Income	(124,008)	(2,733)	(203,742)	(11,766)
Interest Expense	71,089	212,009	393,116	617,040
Taxes	-	-	-	9,588
Non-Recurring Items		-		-
Executive Transition (2)	-	329,972	-	579,161
One-time Contract exit costs	-	-	-	21,063
Non-recurring property damage	-	-	23,211	21,261
Incremental auditor transition costs	35,400	-	35,400	-
Adjusted EBITDA	$852,246	$(15,961)	$1,710,710	$2,053,143

In the quarters ended September 30, 2026 and 2025:

(1)	Stock-based compensation was issued to independent Board members.
(2)	A succession plan was required for the transition of the CEO at 2024 year-end.

Liquidity and Capital Resources

Overview

The Company continues to generate positive cash flows from operations.

During the second quarter of 2026, the Company generated approximately $21 million in net proceeds from a public stock offering. The Company used a portion of the proceeds generated, approximately $7 million, to repay some of its indebtedness. The Company has approximately $14 million of cash as of September 30, 2026.

The ongoing positive generation of cash from operations, combined with the invested funds, is expected to support ongoing operations, growth initiatives, and strategic investments.

Capital Requirements

The Company expects that cash generated from operations, together with the proceeds received from the public stock offering in the second quarter, will be sufficient to fund operations, working capital needs, and contractual obligations for at least the next twelve months.

Cash Flow — Nine Months Ended September 30, 2026 and 2025

SYNTEC OPTICS HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	2026	2025
Net Cash Provided By Operating Activities	$1,290,712	$676,529
Net Cash Used in Investing Activities	(1,643,914)	(643,808)
Net Cash Provided (Used) By Financing Activities	14,352,204	(53,584)

Net Increase (Decrease) in Cash	13,999,002	(20,863)

Cash - Beginning	358,867	598,787

Cash - Ending	$14,357,869	$577,924

Supplemental Cash Flow Disclosures:

Cash Paid for Interest	$370,586	$622,197

Cash Paid for Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing Activities:

Assets Acquired and Included in Accounts Payable and Accrued Expenses	$233,062	$2,050
Issuance of finance lease for acquisition of equipment	$7	$23

Operating Activities

Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 2026, as compared to net cash provided by operating activities of $0.7 million for the nine months ended September 30, 2025. The primary drivers of operating cash flows for the nine months ended September 30, 2026 included depreciation of $1.6 million, partially offset by a decrease in accounts payable of $0.9 million, a decrease in inventory of $0.5 million, and a decrease in prepaids balance of $0.3 million.

Investing Activities

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2026, as compared to net cash used in investing activities of $0.6 million for the nine months ended September 30, 2025. The net cash used in investing activities increased primarily due to the purchase or downpayments on several large machines; one for approximately $0.7 million, two for approximately $0.3 million each, and several smaller but significant purchases.

Financing Activities

Net cash provided by financing activities was $14.3 million for the nine months ended September 30, 2026, as compared to net cash used by financing activities of $0.1 million for the nine months ended September 30, 2025. The primary driver of this change was the aforementioned public stock offering, generating $21.4 million net, partially offset by the line of credit paydown of $6.8 million, and other debt related activity totaling $0.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from changes in interest rates, which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Interest Rates

Our interest rate exposure on debt is minimal, as we have four loans with a fixed rate. We have a significant amount of cash which is earning interest in a money market savings account, at rates comparable to short term T-bills. At present investment levels, a 100 basis point decrease in interest rates would decrease our annual pre-tax interest earned by approximately $130,000.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the following identified material weaknesses:

1.	We lack documentation of formal internal control processes and controls, including controls over the review of journal entries and segregation of duties.
2.	We lack timely reconciliation controls in the areas of accounts payable, accrued legal expenses, and provision for income taxes.
3.	We lack controls related to identification and disclosure of related party transactions.
4.	We lack controls related to evaluation of non-routine transactions including financial instruments.
5.	We lack the necessary information technology (“IT”) general controls infrastructure in the areas of user access and program change-management due to insufficient documentation and training, and an inadequate IT risk assessment process. Additionally, we lack controls over the review of SOC-1 reports and lack of cyber security related controls.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the additional risk factor set forth below. The risks described in our Annual Report on Form 10-K and the additional risk factor described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and cash flows. The risk factors should be read together with the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Our business may be adversely affected by geopolitical tensions and military conflicts.

Geopolitical tensions, armed conflicts, and related global instability may adversely affect our operations, customers, suppliers, and overall market conditions. Such events may result in supply chain disruptions, increased material and transportation costs, delays in obtaining critical components and equipment, inflationary pressures, capital market volatility, cybersecurity threats, and changes in governmental spending priorities.

While geopolitical conflicts may create certain market opportunities, including increased defense spending, they may also create uncertainty regarding customer procurement schedules, contract funding, availability of critical materials, and timing of program awards. The extent and duration of current and future geopolitical conflicts remain uncertain, and any significant escalation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

The Company’s Board of Directors approved amendments to the Company’s Insider Trading Policy during the quarter ended September 30, 2026. A copy of the amended Insider Trading Policy is filed as Exhibit 19.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
19.1*	Amended Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTEC OPTICS HOLDINGS, INC

Date: November 13, 2026	By:	/s/ Al Kapoor
	Name:	Al Kapoor
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Dean Rudy
	Name:	Dean Rudy
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

